Form 10-K
period 1993-12-31
SHELL OIL CO
filed 1994-03-25
CIK 89629

                                      1993
=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
                            ------------------------
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1993
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                        to

                         Commission File Number 1-2475

                               SHELL OIL COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                   13-1299890
         (STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NO.)
     ONE SHELL PLAZA, HOUSTON, TEXAS                            77002
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)
          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 241-6161

                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                 NAME OF EACH EXCHANGE ON
                      TITLE OF EACH CLASS                             WHICH REGISTERED
                      -------------------                        ------------------------
                8 1/2% DEBENTURES DUE 2000                        NEW YORK STOCK EXCHANGE
                7 1/4% DEBENTURES DUE 2002                        NEW YORK STOCK EXCHANGE
                8% DEBENTURES DUE 2007                            NEW YORK STOCK EXCHANGE
                GUARANTEES --
                     EVIDENCING GUARANTEE OF 7 1/2% GUARANTEED
                     SINKING FUND DEBENTURES DUE 1999 OF
                     SHELL PIPE LINE CORPORATION                  NEW YORK STOCK EXCHANGE

                             ------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None
                            ------------------------
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  . No    .

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not applicable.

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. None.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding as of March 24, 1994 -- 1,000 shares of Common Stock, of a par value of $10.00 a share.
                            ------------------------
                         OMISSION OF CERTAIN INFORMATION

     In accordance with General Instruction J of Form 10-K, the registrant is omitting Items 4, 10, 11, 12 and 13 (and related Exhibits) because:

     (1) Royal Dutch Petroleum Company, a Netherlands company, and The "Shell" Transport and Trading Company, public limited company, an English company, each of which is a reporting company under the Securities Exchange Act of 1934 that has filed all material required to be filed by it pursuant to Section 13, 14, or 15(d) thereof and is named in conjunction with the registrant's description of its business, own directly or indirectly 60 percent and 40 percent, respectively, of the shares of all the companies of Royal Dutch/Shell Group of Companies, including all the equity securities of the registrant; and

     (2) during the preceding thirty-six calendar months and any subsequent period of days, there has not been any material default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within thirty days with respect to any indebtedness of the registrant or its subsidiaries, and there has not been any material default in the payment by the registrant or its subsidiaries of rentals under material long-term leases.
                            ------------------------
                    DOCUMENTS INCORPORATED BY REFERENCE: None
===============================================================================

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

     Shell Oil Company was incorporated under the laws of the State of Delaware on February 8, 1922. It has its principal executive offices at One Shell Plaza, Houston, Texas 77002, and its telephone number is (713) 241-6161. Unless otherwise required by the context, the term "Company" as used herein refers to Shell Oil Company and the term "Shell Oil" refers to the Company and its consolidated subsidiaries.

     The Company is wholly owned by Shell Petroleum Inc., a Delaware corporation, whose shares are directly or indirectly owned 60 percent by Royal Dutch Petroleum Company, The Hague, The Netherlands, and 40 percent by The "Shell" Transport and Trading Company, public limited company, London, England. Royal Dutch Petroleum Company and The "Shell" Transport and Trading Company, public limited company, are holding companies which together directly or indirectly own securities of companies of the Royal Dutch/Shell Group of Companies, the members of which are severally engaged throughout the greater part of the world in one or more phases of the oil and natural gas, chemical, coal and metals industries.

     Shell Oil is engaged, principally in the United States, in the exploration for, and development, production, purchase, transportation and marketing of, crude oil and natural gas, and the purchase, manufacture, transportation and marketing of oil and chemical products. In addition, Shell Oil is engaged in the exploration for, and production of, crude oil and natural gas outside the United States, including several ventures with companies of the Royal Dutch/Shell Group of Companies. Also, Shell Oil is engaged in the development, production and marketing of sulfur and carbon dioxide, and is exploring business opportunities in alternative fuels.

     The three major reporting segments of Shell Oil's businesses are Oil and Gas Exploration and Production, Oil Products, and Chemical Products. The two products segments are integrated through certain common manufacturing facilities, raw material supplies and technical support.

     Compared with other integrated enterprises in the petroleum industry, the Company believes that in 1993, domestically, Shell Oil ranked fourth in the net production of crude oil and natural gas liquids, sixth in net production of natural gas, second in refined products sold and third in refinery processing intakes. Additionally, within the petroleum industry, Shell Oil is a leader in the domestic manufacturing and marketing of chemicals.

     At December 31, 1993, Shell Oil had 22,212 employees.

FINANCIAL INFORMATION BY MAJOR BUSINESS SEGMENT

     Information on revenue, operating profit, net income, identifiable assets and capital expenditures of each business segment is reported in this item. The discussion of segment results included in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 of this report is incorporated herein by reference. Income taxes are allocated to segments on the basis of contributions to taxable income reduced by applicable tax credits. Segment revenues, operating profit and assets outside the United States are not of a level which requires separate geographical reporting.

     The following is a summarized disaggregation of Shell Oil's consolidated net income for each of the past three years.

                                                               1993        1992        1991
                                                              ------      ------      ------
                                                                  (millions of dollars)
    SEGMENT NET INCOME (LOSS)
         Oil and Gas Exploration and Production............   $ 477       $  469      $ 241
         Oil Products......................................     280            6       (164)
         Chemical Products.................................      35           12        157
         Other.............................................     (27)         (70)        24
                                                              -----       ------      -----
                   TOTAL...................................     765          417        258
    NON-ALLOCATED COSTS....................................     (16)         (28)       238
                                                              -----       ------      -----
                   INCOME FROM OPERATIONS..................   $ 781       $  445      $  20
                                                              -----       ------      -----
         CUMULATIVE EFFECT OF ACCOUNTING CHANGES...........      --         (635)        --
                                                              -----       ------      -----
                   NET INCOME (LOSS).......................   $ 781       $ (190)     $  20
                                                              =====       ======      =====


OIL AND GAS EXPLORATION AND PRODUCTION

  General

     Total revenues, operating profit and segment income from operations for Oil and Gas Exploration and Production activities for each of the past three years, together with capital expenditures and related identifiable assets at the end of each year, were as set out below. For additional information, see Note 18 of the Notes to Consolidated Financial Statements included in Item 14a.

                                                              1993        1992        1991
                                                             -------     -------     -------
                                                                  (millions of dollars)
    REVENUES
         Sales and other operating revenue................   $ 1,418     $ 1,280     $ 1,021
         Other revenue....................................        96         113          49
         Intersegment transfers...........................     2,492       3,032       3,268
                                                             -------     -------     -------
                   TOTAL REVENUES.........................     4,006       4,425       4,338
    COSTS AND EXPENSES
         Costs and operating expenses.....................     2,110       2,404       2,558
         Depreciation, depletion, amortization and
           retirements....................................     1,225       1,539       1,371
                                                             -------     -------     -------
                   OPERATING PROFIT.......................       671         482         409
         Allocated corporate expenses.....................        53          62          71
         Allocated income taxes...........................       163         (29)        111
         Equity in net (income) loss of others............       (23)        (20)        (15)
                                                             -------     -------     -------
                   INCOME FROM ONGOING OPERATIONS.........       478         469         242
         Other charges*...................................         1          --           1
                                                             -------     -------     -------
                   SEGMENT NET INCOME.....................   $   477     $   469     $   241
                                                             -------     -------     -------
                                                             -------     -------     -------
    CAPITAL EXPENDITURES..................................   $   877     $   877     $ 1,421
                                                             -------     -------     -------
                                                             -------     -------     -------
    IDENTIFIABLE ASSETS AT DECEMBER 31....................   $12,697     $13,525     $14,487

- ---------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years. For 1993, includes certain environmental provisions previously reported as "Nonallocated costs." Amount for 1991 has been reclassified from "Costs and operating expenses."

    Exploration and Production Operations

     Domestically, Shell Oil produces crude oil (including condensate), natural gas, and natural gas liquids in 12 states, the Gulf of Mexico, and offshore California. In 1993, domestic onshore production accounted for 66 percent of Shell Oil's crude oil production and 50 percent of its natural gas production. The Gulf of Mexico, California and Texas are Shell Oil's principal areas of production activity, providing about 85 percent of its combined oil and gas production on a crude oil equivalent basis. The majority of Shell Oil's oil and gas production interests are acquired under leases (including many leases on federal onshore and offshore tracts); such leases are generally obtained for an initial fixed term which is automatically extended by the establishment of production for so long as production continues, subject to compliance with the terms of the lease (including, in the case of federal leases, extensive regulations imposed by federal law). Shell Oil also has international oil and gas production and produces sulfur from its natural gas processing plants in the United States.

  Supplemental and Enhanced Recovery

     Shell Oil continues to develop and use supplemental and enhanced recovery techniques to produce crude oil which could not be recovered by natural reservoir forces. These recovery operations accounted for 58 percent of Shell Oil's domestic crude oil production in 1993. Activities include steam injection to produce heavy, more viscous crude oil, carbon dioxide (CO2) injection for increased recovery of lighter oil, and supplemental water injection.

     Steam injection methods, primarily in California, accounted for 30 percent of domestic crude oil production in 1993, slightly less than 1992. Also, in 1993, CO2 injection projects in West Texas and Mississippi accounted for 17,600 net barrels per day of crude oil production.

  Domestic Offshore Oil and Gas

     Shell Oil acquired interests in 21 tracts in the Gulf of Mexico during 1993 at a bonus cost of $7 million. Shell Oil now holds interests in 701 tracts in the Gulf, 452 of which are in water depths exceeding 1,500 feet, comprising about one-third of the industry's deep-water leaseholds.

     Exploration and development of offshore acreage continued in 1993 with Shell Oil participating in the drilling of 45 gross wells, of which 35 were classified as producing or capable of producing (producers).

     In late 1993, Shell Oil completed construction and towed a tension leg platform (TLP) onto its location on prospect Auger, 214 miles southwest of New Orleans. Auger is expected to provide a total gross ultimate recovery of 220 million barrels of crude oil equivalents. To date, 10 of the planned 14 wells have been predrilled and await completion. Production is expected to commence in April 1994. In September 1993 plans for the development of prospect Mars were approved. Mars, located 130 miles southeast of New Orleans, is owned 71.5% by Shell Oil. The first phase of Mars development is designed to recover about 500 million barrels, gross ultimate recovery. Plans for this phase call for the installation of a TLP in 2,933 feet of water. Pre-drilling of the first nine wells started in October 1993; the remaining 15 wells will be drilled from the TLP. First production is expected in late 1996. A decision on subsequent development will be made about two to three years after production from the first phase commences. Detailed design of the subsea system for prospect Popeye, located in 2,100 feet of water, is proceeding with two wells to be drilled in 1994. The subsea gas well at prospect Tahoe was put on production in January 1994.

  Domestic Onshore Oil and Gas

     During 1993, Shell Oil participated in drilling 280 gross development wells of which 226 were producers. Most of this activity was in Shell Oil's heavy oil fields in California.

     Shell Oil acquired some 20 crew months of seismic data in 1993 and participated in drilling 27 gross exploratory wells. Sixteen were producers. Exploration activities were primarily along the Gulf Coast.

  International Oil and Gas

     In 1993, the Company's subsidiaries were active in 12 countries outside of the United States and had exploratory rights, as of December 31, 1993, to about 38 million gross acres. These subsidiaries participated in drilling 70 gross exploratory and development wells, of which 59 were producers. The drilling activity was concentrated in Syria and Yemen.

     In 1993, Shell Oil exchanged the assets of subsidiaries which held production rights in Syria for an interest in a Dutch affiliate which had also acquired rights in the Danish North Sea from another affiliate. Shell Oil's investment in the Dutch affiliate is accounted for using the equity method.

     With coventurers, the development of commercial fields in Yemen continued, with first production beginning in July 1993. Also with coventurers, development of two fields in offshore China is being carried out, with first production expected in 1994.

     First production began from the Merluza prospect in offshore Brazil in February 1993. Operatorship was turned over to Petrobras, the Brazilian national oil company, concurrent with first commercial production in May 1993.

    Results of Operations and Costs

     Results of operations for oil and gas producing activities, as prescribed by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities," are shown below. These results exclude related activities, such as the purchase and resale of natural gas, and revenues and expenses associated with certain non-hydrocarbon products, such as sulfur and carbon dioxide, which are included in the Segment Net Income data set forth above and in Note 18 of the Notes to Consolidated Financial Statements included in Item 14a of this report.

                                1993*                        1992                        1991
                       ------------------------    ------------------------    ------------------------
                        U.S.     INT'L   TOTAL      U.S.     INT'L   TOTAL      U.S.     INT'L** TOTAL
                       ------    ----    ------    ------    ----    ------    ------    ----    ------
                                                   (millions of dollars)

Sales................. $1,111    $ 37    $1,148    $1,050    $ 31    $1,081    $  954    $  3    $  957
Transfers.............  1,901     359     2,260     2,269     423     2,692     2,348     578     2,926
                       ------    ----    ------    ------    ----    ------    ------    ----    ------
     Total Revenues...  3,012     396     3,408     3,319     454     3,773     3,302     581     3,883
Production costs......  1,104     131     1,235     1,348     137     1,485     1,489     172     1,661
Exploration
  expenses............    224      74       298       250      86       336       310     112       422
Depreciation,
  depletion and
  amortization........  1,119      97     1,216     1,440      87     1,527     1,254     117     1,371
Income tax expense....     63      54       117      (195)     50      (145)       23     116       139
                       ------    ----    ------    ------    ----    ------    ------    ----    ------
     Results of
      Operations***... $  502    $ 40    $  542    $  476    $ 94    $  570    $  226    $ 64    $  290
                       ------    ----    ------    ------    ----    ------    ------    ----    ------
Shell Oil's interest
  in results of
  operations of equity
  companies...........     --    $  3    $    3        --      --        --        --      --        --
                       ------    ----    ------    ------    ----    ------    ------    ----    ------
                       ------    ----    ------    ------    ----    ------    ------    ----    ------

- ------------
  * In 1993, the value of own production consumed as fuel has been eliminated from production costs. Years 1992 and 1991 have been restated to conform with the 1993 presentation. These changes have been made to provide data which more closely follows with industry practice.

 ** The 1991 results include revenues of $179 million and costs of $169 million associated with Malaysian and Canadian operations which were transferred effective January 1, 1992 to other companies affiliated with the Royal Dutch/Shell Group of Companies.

*** Excludes research, corporate overhead and interest costs.

     The weighted average price per unit of production of crude oil and condensate, natural gas liquids and natural gas available for market, as well as production expenses and results of operations for oil and gas producing activities on a per barrel of equivalent net hydrocarbon production basis, for each of the past three years were as follows:

                                              1993                       1992                       1991
                                    ------------------------   ------------------------   ------------------------
                                     U.S.    INT'L    TOTAL     U.S.    INT'L    TOTAL     U.S.    INT'L    TOTAL
                                    ------   ------   ------   ------   ------   ------   ------   ------   ------
UNIT STATISTICS
  Weighted Average Price per
     Barrel of Net Production:
     Crude oil and condensate....   $14.08   $16.05   $14.38   $15.78   $18.33   $16.14   $16.06   $18.54   $16.47
     Natural gas liquids.........   $12.87    16.70    12.93    13.03    17.50    13.11    14.84    13.40    14.84
  Weighted Average Price per
     Thousand Cubic Feet of Net
     Marketable Natural Gas
     Produced....................     2.12     2.22     2.12     1.71     1.07     1.69     1.60     1.14     1.59
  Production Expenses (dollars
     per barrel of equivalent net
     hydrocarbon production)*....     4.47     5.17     4.53     4.95     5.28     4.98     5.57     5.34     5.55
  Results of Operations (dollars
     per barrel of equivalent net
     hydrocarbon production)*....     2.12     1.63     2.07     2.02     3.83     2.18     1.05     2.15     1.17

- ---------------

* In 1993, the value of own production consumed as fuel and restructuring costs have been eliminated from production expenses. Years 1992 and 1991 have been restated to conform with the 1993 presentation. These changes have been made to provide data which more closely follows with industry practice. The restructuring costs on a dollars per barrel of equivalent net hydrocarbon production basis which have been excluded were $0.07, $0.26 and $0.23 in 1993, 1992, and 1991, respectively.

     Capitalized costs related to oil and gas producing activities at year-end, and costs incurred in oil and gas property acquisition, exploration and development activities for each year, are shown below. These amounts do not include costs of carbon dioxide and other non-hydrocarbon projects which, for segment reporting, are included in the Oil and Gas Exploration and Production data presented in Notes 13 and 18 of the Notes to Consolidated Financial Statements.

                                         1993                         1992                         1991
                              --------------------------   --------------------------   --------------------------
                               U.S.     INT'L     TOTAL     U.S.     INT'L     TOTAL     U.S.     INT'L     TOTAL
                              -------   ------   -------   -------   ------   -------   -------   ------   -------
                                                             (millions of dollars)
CAPITALIZED COSTS
  Proved properties........   $19,628   $1,335   $20,963   $19,925   $1,652   $21,577   $20,304   $1,983   $22,287
  Unproved properties......     1,178       47     1,225     1,426       64     1,490     1,551      105     1,656
  Support equipment and
     facilities............       459       16       475       554       70       624       701       65       766
                              -------   ------   -------   -------   ------   -------   -------   ------   -------
       Total Capitalized
          Costs............    21,265    1,398    22,663    21,905    1,786    23,691    22,556    2,153    24,709
  Accumulated depreciation,
     depletion and
     amortization..........    11,011      565    11,576    10,980      702    11,682    10,668      965    11,633
                              -------   ------   -------   -------   ------   -------   -------   ------   -------
       NET CAPITALIZED
          COSTS............   $10,254   $  833   $11,087   $10,925   $1,084   $12,009   $11,888   $1,188   $13,076
                              -------   ------   -------   -------   ------   -------   -------   ------   -------
                              -------   ------   -------   -------   ------   -------   -------   ------   -------
  Shell Oil's interest in
     net capitalized costs
     of equity companies...        --   $  226   $   226        --       --        --        --       --        --
COSTS INCURRED IN PROPERTY
  ACQUISITION, EXPLORATION
  AND DEVELOPMENT
  ACTIVITIES*
     Acquisition of
       properties
       Proved..............   $    20   $   --   $    20   $     6   $   --   $     6   $    16   $   --   $    16
       Other...............        17        6        23        12        6        18        30        3        33
     Exploration costs.....       253       86       339       239      108       347       377      130       507
     Development costs.....       554      209       763       612      201       813       964      271     1,235
                              -------   ------   -------   -------   ------   -------   -------   ------   -------
     Shell Oil's share of
       costs incurred by
       equity companies....        --   $   19   $    19        --       --        --        --       --        --

- ------------

* Costs have been categorized on the basis of Financial Accounting Standards Board definitions which include costs of oil and gas producing activities whether capitalized or charged to expense as incurred.

     Shell Oil's participation in oil and gas exploration and development drilling during the years indicated, and the wells in which Shell Oil had an interest and which were producing or capable of producing at the end of each year, were as follows:

                                          1993                    1992                    1991
                                  ---------------------   ---------------------   ---------------------
                                   U.S.    INT'L TOTAL     U.S.    INT'L TOTAL     U.S.    INT'L TOTAL
                                  ------   ---   ------   ------   ---   ------   ------   ---   ------
NET WELLS DRILLED
  Exploratory
     Oil and Gas Wells.........       27     1       28        8     5       13       18     4       22
     Dry Holes.................       17     3       20       13     9       22       14     5       19
  Development
     Oil and Gas Wells.........      178    13      191      193    15      208      512    19      531
     Dry Holes.................        4     1        5        5     2        7       11     2       13
OIL AND GAS WELLS PRODUCING OR
  CAPABLE OF PRODUCING
  Gross Wells
     Oil.......................   23,908   411   24,319   26,213   475   26,688   28,717   779   29,496
     Gas.......................    1,578    25    1,603    1,799    33    1,832    1,648    34    1,682
  Net Wells
     Oil.......................   14,733   113   14,846   16,350   142   16,492   18,414   288   18,702
     Gas.......................    1,011     8    1,019    1,077    10    1,087    1,124    11    1,135
  Number of net oil and gas
     wells above completed in
     more than one producing
     formation.................      289     3      292      390     2      392      396    54      450

     As of December 31, 1993, Shell Oil's interest in wells which were in the process of being drilled was as follows:

                                            EXPLORATORY         DEVELOPMENT             TOTAL
                                           -------------       --------------       --------------
                                           GROSS     NET       GROSS     NET        GROSS     NET
WELLS IN PROCESS OF BEING DRILLED
     United States.......................   4.0      2.2       23.0      15.2       27.0      17.4
     International.......................   2.0      .5         1.0       0.1        3.0        .6
                                            ----     ---       ----      ----       ----      ----
          Total..........................   6.0      2.7       24.0      15.3       30.0      18.0
                                            ====     ===       ====      ====       ====      ====

     Acreage in which Shell Oil had an interest at the end of each of the periods indicated was as follows:

                                              1993       1992        1991        1990        1989
                                             ------     ------      ------      ------      ------
                                                              (thousands of acres)
UNDEVELOPED ACREAGE
     Gross
       United States
          Onshore........................      1,354      1,983       2,535       3,644       6,601
          Offshore.......................      4,086      4,966       6,390       6,698       6,898
       International.....................     37,823     40,860      49,725      66,682      75,731
                                              ------     ------      ------      ------      ------
               TOTAL.....................     43,263     47,809      58,650      77,024      89,230
                                              ======     ======      ======      ======      ======
     Net
       United States
          Onshore........................        960      1,472       1,948       2,790       5,299
          Offshore.......................      3,717      4,544       5,550       5,747       5,985
       International.....................     13,780     16,308      20,670      29,170      43,331
                                              ------     ------      ------      ------      ------
               TOTAL.....................     18,457     22,324      28,168      37,707      54,615
                                              ======     ======      ======      ======      ======
PRODUCING OIL AND GAS ACREAGE
     Gross
       United States.....................      1,329      1,513       1,599       1,575       1,622
       International.....................         69        109         110          99          93
                                              ------     ------     -------      ------      ------
               TOTAL.....................      1,398      1,622       1,709       1,674       1,715
                                              ======     ======      ======      ======      ======
     Net
       United States.....................      1,072      1,115       1,167       1,131       1,174
       International.....................         20         30          32          28          25
                                              ------     ------      ------      ------      ------
               TOTAL.....................      1,092      1,145       1,199       1,159       1,199
                                              ======     ======      ======      ======      ======

     Shell Oil's net production (after deducting interests of others, including royalty) was as follows for the periods indicated:

LIQUIDS (THOUSANDS OF BARRELS DAILY)
NATURAL GAS (MILLIONS OF CUBIC FEET
  DAILY)                                         1993       1992        1991        1990        1989
                                                -----      -----       -----       -----        ----
NET CRUDE OIL AND CONDENSATE PRODUCED
     United States
          Gulf of Mexico.................        113        122         105          92          95
          California.....................        140        160         181         188         197
          Louisiana......................          8         10          10          12          14
          Michigan.......................          8         10          11          13          14
          Texas..........................         50         56          58          61          64
          Other..........................         30         30          35          35          43
                                               -----      -----       -----       -----       -----
          Total United States............        349        388         400         401         427
     International.......................         61         63          81          80          81
                                               -----      -----       -----       -----       -----
          Total consolidated companies...        410        451         481         481         508
     Shell Oil's interest in production
       of equity companies...............         29         --          --          --          --
NATURAL GAS LIQUIDS PRODUCED
     Predominantly domestic..............         54         59          56          60          67
                                               -----      -----       -----       -----       -----
          TOTAL LIQUIDS PRODUCED.........        493        510         537         541         575
                                               =====      =====       =====       =====       =====
NET NATURAL GAS PRODUCED*
     United States
          Gulf of Mexico.................        741        711         709         763         807
          Louisiana......................        129        140          50          39          47
          Michigan.......................        120        134         132         107         113
          Oklahoma.......................         --         --          --          14          15
          Texas..........................        370        343         331         333         313
          Other..........................        115        126         151         159         164
     International.......................         39         28          26          26          26
                                               -----      -----       -----       -----       -----
          TOTAL GAS PRODUCED.............      1,514      1,482       1,399       1,441       1,485
                                               =====      =====       =====       =====       =====
     Net natural gas available for
       market, excluding consumed in
       operations........................      1,361      1,158       1,187       1,185       1,189

- ------------
 * Natural gas is reported on the basis of actual or calculated volumes which remain after removal of liquefiable hydrocarbons by lease or field separation facilities and of non-hydrocarbons where they occur in sufficient quantities to render the gas unmarketable.

  Proved Reserve Estimates

     Oil and gas proved reserves cannot be measured exactly. Reserve estimates are based on many factors related to reservoir performance which require evaluation by the engineers interpreting the available data, as well as price and other economic factors. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data, the production performance of the reservoirs as well as extensive engineering judgment. Consequently, reserve estimates are subject to revision as additional data become available during the producing life of a reservoir. When a commercial reservoir is discovered, proved reserves are initially determined based on limited data from the first well or wells. Subsequent data may better define the extent of the reservoir and additional production performance, well tests and engineering studies will likely improve the reliability of the reserve estimate. The evolution of technology may also result in the application of improved recovery techniques such as supplemental or enhanced recovery projects, or both, which have the potential to increase reserves beyond those envisioned during the early years of a reservoir's producing life.

     Shell Oil reports its reserve position annually. Revisions to reserves are based on engineering analyses of individual reservoirs at the field level. Prior to finalizing the annual reserve report, a team of senior technical employees of Shell Oil reviews the reserve estimates, procedures and explanation of revisions for proven reservoirs.

     Proved reserves are those quantities which, upon analysis of geological and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and gas reservoirs under current prices and costs as of the date the estimate is made. For major revisions, extensions and discoveries, proved reserves must also be recoverable under future prices and costs forecasted by Shell Oil. Proved developed reserves are those reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are those reserves which are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required.

     Net proved reserves represent the estimated recoverable volumes after deducting from gross proved reserves the portion due land owners or others as royalty or operating interests.

     Estimated quantities of net proved oil, natural gas liquids and natural gas reserves and of changes in net quantities of proved developed and undeveloped reserves for each of the periods indicated were as follows:

                                                       1993                          1992                          1991
LIQUIDS (MILLIONS OF BARRELS)                ------------------------      ------------------------      ------------------------
NATURAL GAS (BILLIONS OF CUBIC FEET)         U.S.     INT'L    TOTAL       U.S.     INT'L    TOTAL       U.S.     INT'L    TOTAL
                                             -----    -----    ------      -----    -----    ------      -----    -----    ------
OIL RESERVES
  Proved Developed and Undeveloped
    Beginning of year......................  1,984       255    2,239     2,229     294      2,523       2,554     236     2,790
    Revisions of previous estimates........    (72)      (18)     (90)      (90)     10        (80)       (213)      7      (206)
    Improved recovery......................      6         1        7         4       9         13          24       1        25
    Purchases of reserves*.................      1      (101)(1) (100)        2      --          2           4      --         4
    Extensions and discoveries.............    219        13      232        12      60         72          16      80        96
    Sales of reserves......................    (55)       --      (55)      (31)    (95)(2)   (126)        (10)     --       (10)
    Production.............................   (127)      (23)    (150)     (142)    (23)      (165)       (146)    (30)     (176)
                                             -----     -----    -----     -----    ----      -----       -----    ----     -----
    End of year............................  1,956       127    2,083     1,984     255      2,239       2,229     294     2,523
                                             -----     -----    -----     -----    ----      -----       -----    ----     -----
                                             -----     -----    -----     -----    ----      -----       -----    ----     -----
    Net changes for year...................    (28)     (128)    (156)     (245)    (39)      (284)       (325)     58      (267)
    Shell Oil's interest in proved reserves
      of equity companies at end of year...     --        69       69        --      --         --          --      --        --
  Proved Developed
    Beginning of year......................  1,372       131    1,503     1,504     138      1,642       1,564     128     1,692
    End of year............................  1,252        79    1,331     1,372     131      1,503       1,504     138     1,642
NATURAL GAS LIQUIDS RESERVES
  Proved Developed and Undeveloped
    Beginning of year......................    227         4      231       246       4        250         269       2       271
    Revisions of previous estimates........     17        (1)      16        (2)     --         (2)         (2)      1        (1)
    Purchases of reserves*.................     --        (2)(1)   (2)       --      --         --           1      --         1
    Extensions and discoveries.............     32        --       32         7      --          7           5       1         6
    Sales of reserves......................     (9)       --       (9)       (3)     --         (3)         (6)     --        (6)
    Production.............................    (20)       --      (20)      (21)     --        (21)        (21)     --       (21)
                                             -----     -----    ------      -----  ----      -----       -----    ----     -----
    End of year............................    247         1      248       227       4        231         246       4       250
                                             -----     -----    -----     -----    ----      -----       -----    ----     -----
                                             -----     -----    -----     -----    ----      -----       -----    ----     -----
    Net changes for year...................     20        (3)      17       (19)     --        (19)        (23)      2       (21)
  Proved Developed
    Beginning of year......................    173         3      176       182       3        185         194       1       195
    End of year............................    170         1      171       173       3        176         182       3       185
NATURAL GAS RESERVES**
  Proved Developed and Undeveloped
    Beginning of year......................  5,235       435    5,670     5,967     439      6,406       6,398     397     6,795
    Revisions of previous estimates........   (119)      (21)    (140)     (322)    (13)      (335)        (90)     (3)      (93)
    Improved recovery......................      4        --        4         1      --          1           3      --         3
    Purchases of reserves*.................     16      (112)(1)  (96)        9      --          9           9      --         9
    Extensions and discoveries.............    457        --      457       261      19        280         209      55       264
    Sales of reserves......................   (143)       --     (143)     (149)     --       (149)        (61)     --       (61)
    Production.............................   (539)      (14)    (553)     (532)    (10)      (542)       (501)    (10)     (511)
                                             -----     -----    -----       -----  ----      -----       -----    -----    -----
    End of year............................  4,911       288    5,199     5,235     435      5,670       5,967     439     6,406
                                             -----     -----    -----     -----    ----      -----       -----    ----     -----
                                             -----     -----    -----     -----    ----      -----       -----    ----     -----
    Net changes for year...................   (324)     (147)    (471)     (732)     (4)      (736)       (431)     42      (389)
    Shell Oil's interest in proved reserves
      of equity companies at end of year...     --       374      374        --      --         --          --      --        --
  Proved Developed
    Beginning of year......................  4,215       332    4,547     4,602     327      4,929       4,560     234     4,794
    End of year............................  3,712       288    4,000     4,215     332      4,547       4,602     327     4,929

                                                   (Footnotes on following page)

- ------------

 * Includes the net effect of exchanges of reserves with other companies.

** Natural gas is reported on the basis of actual or calculated volumes which remain after removal of liquefiable hydrocarbons by lease or field separation facilities and of non-hydrocarbons where they occur in sufficient quantities to render the gas unmarketable. Natural gas reserve volumes include liquefiable hydrocarbons approximating five percent of total gas reserves which are recoverable at natural gas processing plants downstream from the lease or field separation facilities. Such recoverable liquids also have been included in natural gas liquids reserve volumes.

(1) Represents the transfer of reserves associated with Syrian operations which were exchanged for an equity interest in a company affiliated with the Royal Dutch/Shell Group of companies.

(2) Represents the transfer of reserves associated with Malaysian and Canadian operations to companies affiliated with the Royal Dutch/Shell Group of Companies.

Standardized Measure

     The following disclosures concerning the standardized measure of future cash flows from proved oil and gas reserves are presented in accordance with Statement of Financial Accounting Standards No. 69. As prescribed by this Statement, the amounts shown are based on prices and costs at the end of each period, currently enacted tax rates and a 10 percent annual discount factor. Since prices and costs do not remain static, and no price or cost changes have been considered, the results are not necessarily indicative of the fair market value of estimated proved reserves, but they do provide a common benchmark which may enhance the users' ability to project future cash flows.

     For this purpose, individual estimates of production quantities, revenues and costs were developed for major fields and combinations of smaller, closely related fields. These fields contained approximately 80 percent of Shell Oil's total estimated proved reserves. Estimates for the remaining fields were developed in the aggregate by major geographic regions. Extensive judgments are involved in estimating the timing of production and the costs that will be incurred throughout the remaining lives of these fields. Therefore, the results may not be comparable to estimates disclosed by other oil and gas producers.

     The standardized measure of discounted future net cash flows related to proved oil and gas reserves at the end of each year was as follows:

                                                       1993                            1992
                                           ----------------------------    ----------------------------
                                            U.S.      INT'L      TOTAL      U.S.      INT'L      TOTAL
                                           -------    ------    -------    -------    ------    -------
                                                              (millions of dollars)
STANDARDIZED MEASURE OF DISCOUNTED
  FUTURE NET CASH FLOWS
     Future cash inflows................   $33,240    $2,101    $35,341    $44,140    $6,060    $50,200
     Future production and development
       costs............................    19,953       927     20,880     25,273     2,554     27,827
     Future income tax expenses.........     2,988       220      3,208      5,182     1,466      6,648
                                           -------    ------    -------    -------    ------    -------
     Future net cash flows*.............    10,299       954     11,253     13,685     2,040     15,725
     10 percent annual discount for
       estimated timing of cash flows...     4,531       397      4,928      5,969       907      6,876
                                           -------    ------    -------    -------    ------    -------
          TOTAL.........................   $ 5,768    $  557    $ 6,325    $ 7,716    $1,133    $ 8,849
                                           -------    ------    -------    -------    ------    -------
                                           -------    ------    -------    -------    ------    -------
     Shell Oil's share of standardized
       measure of discounted future net
       cash flows of equity companies...        --    $  353    $   353         --        --         --

- ------------

* Future net cash flows were estimated using year-end prices and costs, and currently enacted tax rates. Shell Oil's domestic and international weighted average crude oil prices at year-end 1993 were $9.89 per barrel and $13.23 per barrel, respectively, compared to year-end 1992 prices of $14.99 and $20.96 per barrel, respectively.

     The aggregate change in the standardized measure of discounted future net cash flows was a decrease of $2,524 million in 1993, an increase of $1,469 million in 1992 and a decrease of $5,729 million in 1991. The principal sources of change were as follows:

                                                             1993          1992          1991
                                                            -------       -------       -------
                                                                   (millions of dollars)
CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED
  FUTURE NET CASH FLOWS
     Sales and transfers of oil and gas produced, net of
       production costs...................................  $(2,191)      $(2,288)      $(2,222)
     Net changes in prices and costs......................   (3,264)        1,613        (8,685)
     Extensions, discoveries, additions and improved
       recovery,
       less related costs.................................    1,291           559           749
     Net purchases and sales of reserves..................     (896)         (793)          (61)
     Development costs incurred during the period.........      763           813         1,235
     Revisions of previous reserve estimates..............     (252)         (558)         (730)
     Accretion of discount................................    1,274         1,019         1,938
     Net change in income taxes...........................    2,119        (1,087)        3,460

OIL PRODUCTS

  General

     The Oil Products business is engaged in the refining, transporting and marketing of oil products, principally in the United States. This segment is oriented toward light fuel products; accordingly, refineries are designed, and are being further upgraded, to produce large quantities of motor gasoline and jet fuel. The Company is a leader in sales of fuels and lubricants for motor vehicles and aircraft.

     Total revenues, operating profit and segment net income for Oil Products' activities for each of the past three years, together with capital expenditures and related identifiable assets at the end of each year, were as set out below. For additional information, see Note 18 of the Notes to Consolidated Financial Statements included in Item 14a.

                                                            1993         1992         1991
                                                           -------      -------      -------
                                                                 (millions of dollars)
    REVENUES
         Sales and other operating revenue..............   $15,462      $15,650      $16,798
         Other revenue..................................         8           11           38
         Intersegment transfers.........................       949        1,007        1,047
                                                           -------      -------      -------
                   TOTAL REVENUES.......................    16,419       16,668       17,883
    COSTS AND EXPENSES
         Costs and operating expenses...................    15,708       16,347       17,717
         Depreciation, depletion, amortization and
           retirements..................................       253          259          401
                                                           -------      -------      -------
                   OPERATING PROFIT (LOSS)..............       458           62         (235)
         Allocated corporate expenses...................        25           70           70
         Allocated income taxes.........................       163            3         (128)
         Equity in net (income) loss of others..........       (15)         (19)         (16)
                                                           -------      -------      -------
                   INCOME (LOSS) FROM ONGOING
                     OPERATIONS.........................       285            8         (161)
         Other charges*.................................         5            2            3
                                                           -------      -------      -------
                   SEGMENT NET INCOME (LOSS)............   $   280      $     6      $  (164)
                                                           -------      -------      -------
                                                           -------      -------      -------
    CAPITAL EXPENDITURES................................   $   704      $   790      $   805
                                                           -------      -------      -------
                                                           -------      -------      -------
    IDENTIFIABLE ASSETS AT DECEMBER 31..................   $ 7,232      $ 7,107      $ 6,812
                                                           -------      -------      -------
                                                           -------      -------      -------

- ------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years. For 1993, includes certain environmental provisions previously reported as "Nonallocated costs." Amounts for 1992 and 1991 have been reclassified from "Costs and operating expenses."

    Supplies

     Shell Oil supplements its own crude oil production to meet its refinery requirements by the purchase of crude oil from both domestic and international sources. During 1993, 39 percent of the Company's net crude supply came from sources outside the United States. Approximately 23 percent was purchased from government oil companies in four foreign countries and 16 percent was purchased from other sources, including companies affiliated with the Royal Dutch/Shell Group of Companies.

     Net sources of crude oil, and oil products supply and distribution were as follows for the periods indicated:

                                                   1993      1992      1991      1990      1989
                                                   -----     -----     -----     -----     -----
                                                           (thousands of barrels daily)
NET SOURCES OF CRUDE OIL
     United States..............................     527       591       670       587       616
     International..............................     339       334       317       338       374
                                                   -----     -----     -----     -----     -----
          TOTAL.................................     866       925       987       925       990
                                                   -----     -----     -----     -----     -----
                                                   -----     -----     -----     -----     -----
OIL PRODUCTS SUPPLY
     Net crude oil produced.....................     410       451       481       481       508
     Natural gas liquids produced...............      54        59        56        60        67
     Crude oil purchased........................   1,182     1,164     1,173     1,028     1,091
     Crude oil sold.............................    (726)     (690)     (667)     (584)     (609)
     Crude oil inventory change.................       5        --        (1)       23       (26)
     Oil products purchased.....................     424       276       270       323       298
                                                   -----     -----     -----     -----     -----
          TOTAL SUPPLY..........................   1,349     1,260     1,312     1,331     1,329
                                                   -----     -----     -----     -----     -----
                                                   -----     -----     -----     -----     -----
OIL PRODUCTS DISTRIBUTION
     Refined products sold......................   1,200     1,120     1,195     1,188     1,207
     Used in chemical manufactures..............     121       128       119       118       119
     Product inventory change...................       6        (1)       (7)       20        (4)
     Own consumption, etc.......................      22        13         5         5         7
                                                   -----     -----     -----     -----     -----
          TOTAL DISTRIBUTION....................   1,349     1,260     1,312     1,331     1,329
                                                   -----     -----     -----     -----     -----
                                                   -----     -----     -----     -----     -----

  Manufacturing

     During 1993, the Company owned and operated refining facilities located at Martinez, California; Wood River, Illinois; Norco, Louisiana; Deer Park and Odessa, Texas; and Anacortes, Washington, which had a total rated crude oil distillation capacity of 892*** thousands of barrels daily. In April 1993, a 50/50 joint venture was formed with a subsidiary of Mexico's national oil company Petroleos Mexicanos (Pemex) involving the Deer Park, Texas refinery. In August and December 1993, new MTBE plants were completed at the Norco, Louisiana and Deer Park, Texas refineries, respectively.

     Refinery processing intakes of crude oil, natural gas liquids and other raw materials for the manufacture of petroleum products at the Company's refineries and certain other refinery statistics were as follows for the periods indicated:

                                                 1993      1992      1991      1990      1989
                                                 -----     -----     -----     -----     -----
                                                         (thousands of barrels daily)
REFINERY PROCESSING INTAKES
     Anacortes, Washington.....................    107       103        82        89        89
     Deer Park, Texas*.........................    142       225       202       176       189
     Martinez, California......................    168       165       140       119       125
     Norco, Louisiana..........................    232       202       199       212       208
     Odessa, Texas.............................     26        25        25        26        26
     Wilmington, California**..................     --        --       120       119       131
     Wood River, Illinois......................    243       252       234       224       222
                                                 -----     -----     -----     -----     -----
          TOTAL................................    918       972     1,002       965       990
                                                 -----     -----     -----     -----     -----
                                                 -----     -----     -----     -----     -----
OTHER REFINERY STATISTICS*
     Operable capacity of crude oil
       distillation units at beginning of
       year....................................    892***    967     1,083     1,079     1,083
     Refinery intakes to crude oil distillation
       units ..................................    854       900       949       904       927
     Refinery crude oil distillation unit
       intakes as a percent of operable
       capacity at beginning of year...........   95.7%     93.1%     87.6%     83.8%     85.6%
     Own net produced crude oil and natural gas
       liquids as a percent of intakes to crude
       oil distillation units..................   54.3%     56.7%     56.6%     59.8%     62.0%

- ---------------

  * Reflects the Company's 50% equity interest in the Deer Park Refinery, effective April 1, 1993.

 ** The Wilmington, California refinery was sold in December, 1991.

*** Weighted average capacity. Adjusted to reflect the Company's 50% equity interest in the Deer Park Refinery, effective April 1, 1993.

  Transportation

     At December 31, 1993, Shell Oil's wholly owned pipeline system consisted of approximately 6,091 miles of pipelines of various sizes, of which 2,946 miles were crude oil gathering and trunk lines, 2,765 miles were products lines, 142 miles were natural gas lines and 238 miles were carbon dioxide lines. In addition, Shell Oil had varying stock, partnership or undivided interests in pipelines consisting of approximately 2,857 miles of crude lines, 7,415 miles of products lines and 784 miles of carbon dioxide lines. Shell Oil also engages tankers and barges by a variety of methods, including spot charters, short-term and long-term charters, contracts of affreightment and other contractual arrangements for transportation of crude oil and products. Oil products are also delivered to customers by truck and rail.

  Marketing

     Shell Oil distributes oil products principally under the "Shell" symbol or other trademarks in which the word "Shell" appears. Oil marketing operations are carried out through transportation systems, terminals, bulk distributing plants and, at the end of 1993, approximately 8,700 service stations displaying Shell trademarks. These stations are located in 39 states and the District of Columbia.

     The number of bulk distributing plants and service stations was as follows at the end of the periods indicated:

                                                 1993      1992      1991      1990      1989
                                                ------    ------    ------    ------    ------
BULK DISTRIBUTING PLANTS
     Leased or owned..........................      57        61        65        67        77
                                                ------    ------    ------    ------    ------
                                                ------    ------    ------    ------    ------
SERVICE STATIONS*
     Leased or owned..........................   3,900     3,900     3,900     4,000     4,100
     Jobber and other.........................   4,800     4,800     5,000     5,400     5,700
                                                ------    ------    ------    ------    ------
          TOTAL...............................   8,700     8,700     8,900     9,400     9,800
                                                ------    ------    ------    ------    ------
                                                ------    ------    ------    ------    ------
          ----------------------
          * Rounded to nearest hundred.

     Shell Oil's refined product revenues and sales volumes were as follows for the periods indicated:

                                            1993        1992        1991        1990        1989
                                           -------     -------     -------     -------     -------
                                                            (millions of dollars)
REFINED PRODUCT REVENUES
  Automotive gasoline....................  $ 6,687     $ 6,713     $ 7,172     $ 8,499     $ 7,216
  Jet fuel...............................    1,242       1,173       1,387       1,673       1,280
  Kerosene, heating and diesel oils......      449         368         480         570         506
  Heavy fuel oils........................      423         469         495         483         495
  Propane and other LPG..................      419         408         390         375         278
  Asphalt................................      230         168         185         230         196
  Lubricants, grease, process oils and
     wax.................................      551         575         584         592         545
  Coke...................................       22          16          42          52          41
  All other products.....................      763         753         885         912         746
                                           -------     -------     -------     -------     -------
       TOTAL.............................  $10,786     $10,643     $11,620     $13,386     $11,303
                                           -------     -------     -------     -------     -------
                                           -------     -------     -------     -------     -------
                                                        (thousands of barrels daily)
REFINED PRODUCT SALES VOLUMES
  Automotive gasoline....................      638         596         636         663         660
  Jet fuel...............................      143         128         141         142         142
  Kerosene, heating and diesel oils......       54          42          52          55          58
  Heavy fuel oils........................      103         108         113          84          98
  Propane and other LPG..................       89          87          74          68          76
  Asphalt................................       37          35          32          35          32
  Lubricants, grease, process oils and
     wax.................................       17          18          17          19          18
  Coke...................................        6           6          15          16          15
  All other products.....................      113         100         115         106         108
                                           -------     -------     -------     -------     -------
       TOTAL.............................    1,200       1,120       1,195       1,188       1,207
                                           -------     -------     -------     -------     -------
                                           -------     -------     -------     -------     -------

CHEMICAL PRODUCTS

     The Company is a major producer in the United States of olefins, aromatics, detergent alcohols, ethylene oxide and derivatives, thermoplastic elastomers, epoxy resins, polypropylene, oxygenated and hydrocarbon solvents, polyester resin, and ethylene oxide catalysts. These basic chemical products are used in many consumer and industrial products and processes. They are sold primarily to industrial markets in the United States through Shell Oil's own sales force; some products are also sold through distributors. Chemical products are delivered to customers principally by rail, truck and pipeline. In addition, petrochemicals are manufactured by a joint venture with Saudi Basic Industries Corporation and sold in worldwide markets. To further improve long-term profitability, Shell Oil continues to pursue new business ventures and growth opportunities in areas that complement its strengths in technology and feedstocks.

     Total revenues, operating profit and segment net income for Chemical Products' activities for each of the past three years, together with capital expenditures and related identifiable assets at the end of each year, were as set out below. For additional information, see Note 18 of the Notes to Consolidated Financial Statements included in Item 14a.

                                                               1993        1992        1991
                                                              ------      ------      ------
                                                                  (millions of dollars)
    REVENUES
         Sales and other operating revenue.................   $3,687      $3,354      $3,378
         Other revenue.....................................       16          39          50
         Intersegment transfers............................      172         129         157
                                                              ------      ------      ------
                   TOTAL REVENUES..........................    3,875       3,522       3,585
    COSTS AND EXPENSES
         Costs and operating expenses......................    3,315       3,133       3,090
         Depreciation, depletion, amortization and
           retirements.....................................      232         216         221
                                                              ------      ------      ------
                   OPERATING PROFIT........................      328         173         274
         Allocated corporate expenses......................       24          30          31
         Allocated income taxes............................      119          48          53
         Equity in net (income) loss of others.............      (35)          2          27
                                                              ------      ------      ------
                   INCOME FROM ONGOING OPERATIONS..........      220          93         163
         Other charges*....................................      185          81           6
                                                              ------      ------      ------
                   SEGMENT NET INCOME......................   $   35      $   12      $  157
                                                              ------      ------      ------
                                                              ------      ------      ------
    CAPITAL EXPENDITURES...................................   $  319      $  424      $  199
                                                              ------      ------      ------
                                                              ------      ------      ------
    IDENTIFIABLE ASSETS AT DECEMBER 31.....................   $4,312      $4,131      $3,989
                                                              ------      ------      ------
                                                              ------      ------      ------

- ------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years. For 1993, includes certain environmental and litigation provisions previously reported as "Nonallocated costs." Amounts for 1992 and 1991 have been reclassified from "Costs and operating expenses."

     Chemical sales revenues were as follows for the periods indicated:

                                                 1993       1992       1991       1990       1989
                                                -------    -------    -------    -------    -------
                                                               (millions of dollars)
Primaries (olefins, aromatics)................  $   869    $   980    $   967    $ 1,167    $ 1,130
Intermediates and solvents....................    1,211      1,152      1,290      1,395      1,558
Polymers......................................    1,434      1,013        942        965        976
Other.........................................       84        133         98        127        112
                                                -------    -------    -------    -------    -------
                                                $ 3,598    $ 3,278    $ 3,297    $ 3,654    $ 3,776
                                                -------    -------    -------    -------    -------
                                                -------    -------    -------    -------    -------

     The Company owns and operates chemical manufacturing facilities located at Martinez, California; Lakeland, Florida; Argo and Wood River, Illinois; Geismar, Norco, Taft and Reserve, Louisiana; Belpre, Ohio; Deer Park, Texas; and Pt. Pleasant, West Virginia. The Lakeland, Florida plant was acquired in April 1993 from Schering Berlin Polymers Inc. The annual capacity of the polyester resin manufacturing plant in Point Pleasant, West Virginia is being increased by 30% and is due on stream by mid-1994.

OTHER BUSINESSES

  Coal

     Shell Oil holds a 25% interest in Zeigler Coal Holding Company ("Zeigler"). Additionally, Shell Oil holds certain undeveloped reserves of coal. These reserves are leased to Zeigler, which has the right to develop the reserves in exchange for a royalty to be paid to Shell Oil.

  Other

     In connection with its oil and gas exploration and production business, Shell Oil has reserves of, and produces, sulfur and carbon dioxide. Sulfur is recovered in some of its natural gas plants and refinery operations. Estimated year-end proved reserves and production of sulfur and carbon dioxide for each of the periods indicated were as follows:

                                                 1993       1992       1991       1990       1989
                                                ------     ------     ------     ------     ------
SULFUR (thousands of long tons)
  Estimated proved reserves...................   4,075      4,304      4,681      5,574      6,196
  Production..................................     228        245        284        310        326
  Recovered in refinery operations............     255        207        241        218        211
  Average price per ton.......................  $30.04     $54.37     $84.44     $82.96     $91.24
CARBON DIOXIDE (billions of cubic feet)
  Estimated proved reserves...................   4,250      4,315      4,788      4,944      5,096
  Production..................................     100        109        111        130        123
  Average price per thousand cubic feet.......  $  .37     $  .47     $  .46     $  .50     $  .41

OTHER MATTERS

  General

     The business affairs, operations and earnings of Shell Oil continue to be affected by political developments and by legislation, regulation and other actions taken by federal, state, and local governments, and by governmental entities outside the United States, particularly those directly or indirectly affecting oil and natural gas production, transportation, purchase or sale; the refining, manufacture, transportation or marketing of petroleum and chemical products; environmental issues related to all of the preceding (as discussed in "Environmental Matters" following); or restrictions or requirements imposed on companies because of foreign ownership or affiliations. As such matters could subject Shell Oil to changes in operations, as well as to litigation and claims of a character which have not existed in the past, Shell Oil is unable to predict the overall effect of the preceding on its operations and earnings.

  Environmental Matters

     Federal environmental laws and regulations including the National Environmental Policy Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; the Comprehensive Environmental Response, Compensation and Liability Act; and their implementing regulations, as well as numerous state and local environmental laws, continue to have an increasing impact on Shell Oil's operations. Additional information concerning the effect that compliance with such environmental requirements may have on capital expenditures, earnings and competitive position, including information concerning allegations or claims received regarding site cleanup obligations, is incorporated herein by reference from Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental Matters (pages 27-30), and Item 3. Legal Proceedings (pages 18-21).

  Competition

     All phases of the businesses in which Shell Oil is engaged are highly competitive. Shell Oil competes at various levels with both petroleum and non-petroleum companies in providing energy and other products to the consumer.

     The Oil and Gas Exploration and Production segment competes with numerous other companies in the industry to locate and to obtain new sources of supply and to produce oil and gas in a cost-effective and efficient manner. The principal methods of competition include geological, geophysical and engineering research and technology, experience and expertise, and economic analysis in connection with property acquisitions.

     Competitive methods in the Oil and Chemical Products segments consist of product improvement and new product development through research and technology, and efficient manufacturing and distribution systems. In the marketing phase of the business, competitive factors include product quality and reliability, price, advertising and sales promotion, and development of customer loyalty to Shell products.

  Research

     Total research and development expenses charged to income (including applicable operating taxes and depreciation) in 1993 amounted to $192 million, compared with $206 million in 1992 and $220 million in 1991. In 1993, about 65 percent was spent on Shell Oil sponsored research and development activities relating to the improvement of existing, and the development of new, products and processes, as compared to 67 percent in 1992 and 69 percent in 1991. The remainder in each period was spent primarily on oil and gas exploration and production activities.

     The Company and another company of the Royal Dutch/Shell Group of Companies have an arrangement whereby each will perform for, and exchange with, the other, research services in petroleum technology, chemicals and other fields. In addition, certain subsidiaries of the Company have technology sharing agreements with certain other affiliates.

ITEM 3. LEGAL PROCEEDINGS.

     In March 1983, the United States Environmental Protection Agency (EPA) named the Company as one of several potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for the costs of cleanup of the McColl Site, a site in Southern California used for the disposal of refinery waste from 1942 to 1946. In April 1991, the Company, Unocal, Arco and Texaco filed a counterclaim for contribution against agencies of the United States government since the waste disposal at the McColl Site arose primarily from the production of fuel for the U.S. military during World War II. In June 1993, the EPA selected Soft Material Solidification as the remedy, with a contingency for RCRA-equivalent closure. The EPA states that the cost of its remedy is expected to be approximately $79 million but could go as high as $120 million. In September 1993 the court ruled that the Company and other defendants were liable for the costs of cleanup. The court has yet to rule on the Company's counterclaim for contribution. The Company is also seeking a declaratory judgment in Superior Court, San Mateo County, California that it has insurance coverage.

     In December 1983, the United States filed a civil action in the United States District Court for the District of Colorado against the Company alleging environmental damage and other liabilities based primarily upon CERCLA and upon alleged breaches of lease obligations and other common law claims resulting from the Company's operations at the United States Army's Rocky Mountain Arsenal near Denver, Colorado. The State of Colorado contemporaneously filed in the same court an action under CERCLA against the United States, the United States Army and the Company alleging in part that, under CERCLA, the State is trustee of the natural resources in question. The United States and the Company entered into a Consent Decree effective February 12, 1993. Under the Decree, the Company would pay 50 percent of any amount expended for remedial costs and natural resource damages up to $500 million. The Company would also pay 35 percent of such expenditures between $500 million and $700 million and 20 percent of any amount expended in excess of $700 million. Based on its proposed remediation alternative, the Company has accrued $500 million before tax for its share of related costs, including provisions of $215 million in 1993 and $105 million in 1992. The Company's share of expenditures through December 31, 1993 was approximately $213 million. Future provisions may be required as the scope and nature of remediation programs and related cost estimates are clarified. A final decision as to the plan of cleanup is not expected prior to 1995. The Company is attempting to establish insurance coverage at the RMA through 1969.

     Since 1984, the Company has been named as a defendant in numerous product liability cases, including class actions, involving the failure of plumbing systems in the United States constructed with polybutylene plastic pipe. Numerous claims seeking reimbursement for repairs to leaking polybutylene plumbing systems have also been received. The components of such plumbing systems were manufactured primarily by United States Brass Corporation and Vanguard Plastics, Inc. using polybutylene resin supplied by the Company to fabricate the pipe and initially polyacetal resin supplied by E.I. DuPont de Nemours and Company (DuPont) and Hoeschst Celanese Corporation (Hoeschst Celanese) to fabricate the pipe fittings. The suits claim property damages, principally from leaking residential plumbing systems and, in some cases, fraud and intentional misrepresentation. The fabricators of the plumbing systems and the manufacturers of the resin for the fittings, as well as the builders and installers of the systems in various locations, are also defendants in these cases. The Company's position and most of the judgments to date have confirmed that most of the leaks have occurred due to the failure of the polyacetal insert fitting system. Polyacetal is no longer used to manufacture insert fittings for these systems. Current rough estimates are that claims of leaks have been made concerning about 2-3% of the polybutylene plumbing systems installed with such fittings. In late 1993, the Company with various other defendants had open claims concerning leaks in approximately 70,000 of these systems, about 30,000 of which were the subject of litigation. These numbers exclude claims arising as a part of class actions since the number of plumbing systems involved in such actions has not been ascertained. Class actions are pending in California, Nevada, and Arizona (involving potentially 50,000 site built units), and in Texas, an attempt has been made to certify a nation-wide class. The number of new claims received increased significantly during 1993. The judgments in the polybutylene cases are generally joint and several. In Texas and California, the juries allocate percentage liability in joint defendant negligence cases which provides a basis for contribution among the liable co-defendants. Some of the smaller co-defendant installers are no longer in business and other co-defendant fabricators and installers may have problems paying their share of costs assessed in these cases. It is not clear as to the insurance coverage of certain co-defendants. The Company believes it has insurance and is seeking a declaratory judgment action in federal court in the northern district of Illinois that it had coverage through mid-1985. Punitive damages have been awarded against the Company in only two cases and the Company is appealing those decisions. Almost all of the current claims outside litigation involve claims made to the Plumbing Claims Group, Inc. ("PCG"), a corporation owned by the Company, DuPont and Hoechst Celanese which employs approximately 60 people to take claims and arrange repairs concerning leaking polybutylene pipe systems. Costs of the PCG are billed based on interim sharing ratios which vary depending on the component part manufacturer and whose polyacetal resin was used to make the fittings.

     The Company is a party to litigation in California and in Texas regarding Nemagon, an agricultural chemical containing DBCP manufactured and sold by the Company from 1955 to 1978. A 1989 decrease in the maximum contamination level for DBCP resulted in residual traces of DBCP present in the groundwater in the area of certain water wells exceeding the EPA maximum level. The claims in the litigation seek the cost of cleanup and future monitoring of such water wells. The Company is a co-defendant in these cases with other substantial manufacturers and suppliers of the same chemical. The final number of wells involved and the extent and manner of appropriate cleanup will be resolved in the litigation. In Texas, ten cases, including three alleged class actions, involving approximately 17,000 named plaintiffs were filed in 1993 against the Company, other substantial manufacturers and suppliers of DBCP and various banana growers. These actions allege that the plaintiffs suffer fertility problems arising from exposure to DBCP while working on banana plantations outside the United States. The Company is contesting whether any injury has in fact been incurred by plaintiffs, whether DBCP was in fact the cause of any such injury as may exist, and in any case if the Company was a supplier or otherwise had liability in connection with any such injury. The Company believes that it has insurance coverage regarding DBCP claims and has filed a declaratory judgment action in a California Superior Court seeking to confirm the same.

     In December 1993, a Los Angeles County Superior Court jury, in two consolidated lawsuits against the Company and its subsidiary, returned a verdict for the plaintiffs in the amount of $46.9 million compensatory damages and $173 million punitive damages. Both cases involve the condition of the Dominguez oil field. Plaintiffs alleged they were defrauded, that the oil and gas lease was breached, and that soil contamination on the property constitutes a continuing trespass. Final resolution through the appeals process could take two or more years. The Company and its subsidiary believe the verdict was wrong and expect ultimately to prevail in the litigation.

     In August 1990, the EPA and certain Louisiana state agencies conducted an inspection of the Company's Norco, Louisiana Manufacturing Complex. As a result, the Company has received notices alleging violations of the Safe Drinking Water Act, the Resource Conservation and Recovery Act and other environmental statutes arising out of waste handling and related practices at the complex. In April 1991, the EPA and the Company commenced negotiating an appropriate range of penalties.

     In February 1991, the Nevada Division of Environmental Protection brought an action against the Company and others for alleged violations of the provisions of the Nevada Water Pollution Control Law, the Nevada Storage Tank Law and the Nevada Hazardous Waste Disposal Law. The action arises out of alleged discharges that have resulted in an underground plume of fuel in Sparks, Nevada and seeks payment of civil penalties and the performance of remedial work. In August 1991, the EPA issued a Comprehensive Environmental Response, Compensation and Liability Act Section 106 order to the Company and other companies to develop and implement a removal action. In February 1992, the state action was amended to include a claim for nuisance abatement. On June 29, 1992 the Company notified the EPA that it would participate in the action required by the Section 106 order.

     In June 1992, the Attorney General of the State of Rhode Island filed an action against the Company in the United States District court for the District of Rhode Island under the Rhode Island Clean Water, Oil Pollution Control and Hazardous Waste Management Acts. The action arose out of alleged hydrocarbon seepage under a roadway adjacent to a Company service station and sought penalties in excess of $1,000,000. In November 1993, a jury awarded the State of Rhode Island $450,000 in damages. No penalties were imposed on the Company.

     On October 5, 1992, the California Public Interest Research Group and two of its individual members filed a citizens' suit under the Clean Water Act against the Company in the United States District court for the Northern District of California, alleging violations by the Company's Martinez, California Manufacturing Complex of its National Pollutant Discharge Elimination System permit by numerous exceedances of certain effluent discharge limits. A similar suit was filed on February 18, 1993 by the Pacific Coast Federation of Fisherman's Association. The suits seek, among other things, civil penalties. In January 1992, the Company received a notice from attorneys for another local interest group and six individual residents of Contra Costa County, California informing the Company of their intention to file a citizens' suit under the Clean Water Act, alleging similar basis, but no such suit has been filed. Additionally, on January 19, 1994, the California Regional Water Quality Control Board, San Francisco Bay Region, adopted a Cease and Desist Order directed to Shell's Martinez Manufacturing Complex and two other Bay Area refineries addressing compliance with NPDES permit provisions. Issuance of this order was a part of a tentative settlement of a lawsuit filed by Shell, other Bay Area refiners and an industry association challenging, among other things, said permit provisions. Under the terms of this settlement, Shell will, over a two-year period, pay to the state the sum of $1,040,000, principally into a Selenium Mitigation Fund.

     In December 1992, the United States EPA, Region V, filed an Administrative Complaint against the Company pertaining to its Wood River Manufacturing Complex located in Wood River, Illinois. The Administrative Complaint contains 57 counts alleging reporting violations under Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act, and Section 304 of the Emergency Planning and Community Right to Know Act. The Complaint contains a proposed penalty of $914,650.

     In January 1993 the U.S. EPA, Region VI, filed an Administrative Complaint against the Company pertaining to the Deer Park Manufacturing Complex located at Deer Park, Texas. The Complaint relates to the multi-media inspection conducted by the EPA and State of Texas at the Deer Park Complex during December 1991 and January 1992. The Complaint alleges four counts under the Resource Conservation and Recovery Act, six counts under the Comprehensive Environmental Response, Compensation and Liability Act, and one count under the Emergency Planning and Community Right to Know Act. The Complaint contains a proposed penalty of $136,500. This Complaint has been consolidated with a complaint filed on March 31, 1993 alleging four counts under the Toxic Substances Control Act with a proposed penalty of $35,000 and a Complaint filed September 30, 1993 alleging two counts under the Toxic Substances Control Act with a proposed penalty of $102,000.

     In August 1993, Shell Oil was notified by the Santa Clara County, California District Attorney that the Santa Clara Valley Water District had referred two former Shell service station sites for enforcement action. The District Attorney is investigating alleged soil and groundwater contamination at these sites. It is anticipated there will be a civil suit and penalties in excess of $100,000.

     Also, numerous federal, state and local income, property and excise tax returns of Shell Oil are being examined by the respective taxing authorities, and certain interpretations by Shell Oil of the complex tax statutes, regulations and practices are being challenged in administrative proceedings and in federal and state actions.

     It is not possible for the Company to predict with precision what the final effect of the foregoing litigation will be on the Company. However, while periodic results may be significantly affected by costs in excess of provisions related to one or more of these proceedings, based on developments to date, the Company anticipates that Shell Oil will be able to meet related obligations without material adverse effect on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     The Company's common stock is not publicly traded.

     Cash dividends were paid quarterly as follows:

                                               1993                            1992
                                   ----------------------------    ----------------------------
                                   FIRST   SECOND  THIRD   FOURTH  FIRST   SECOND  THIRD   FOURTH
                                   ----    ----    ----    ----    ----    ----    ----    ----
                                                      (millions of dollars)
    Cash dividends..............   $188    $187    $188    $200    $188    $187    $188    $187

ITEM 6. SELECTED FINANCIAL DATA.

     Selected financial data is presented below for the periods indicated.

                                              1993       1992       1991       1990       1989
                                             -------    -------    -------    -------    -------
                                                            (millions of dollars)
STATEMENT OF INCOME DATA
     Revenues..............................  $21,092    $21,702    $22,411    $24,790    $21,948
     Costs and expenses....................   20,311     21,257     22,391     23,754     20,543
                                             -------    -------    -------    -------    -------
     Income from operations................      781        445         20      1,036      1,405
     Cumulative effect of accounting
       changes.............................       --       (635)        --         --         --
                                             -------    -------    -------    -------    -------
     Net income (loss).....................  $   781    $  (190)   $    20    $ 1,036    $ 1,405
                                             -------    -------    -------    -------    -------
                                             -------    -------    -------    -------    -------
BALANCE SHEET DATA
     Total assets..........................  $26,851    $26,970    $27,998    $28,496    $27,599
     Gross investment*.....................   39,822     39,971     39,672     38,882     38,635
     Total debt............................    3,014      3,703      4,288      3,489      3,500
     Deferred income taxes.................    3,754      3,541      4,115      4,355      4,651
     Shareholder's equity..................   14,624     14,608     15,605     16,335     16,049
STATEMENT OF CASH FLOWS
     Cash provided by operating
       activities..........................  $ 3,172    $ 2,446    $ 1,878    $ 3,133    $ 3,406
     Capital expenditures..................    1,981      2,239      2,615      2,344      2,033
     Cash dividends........................      763        750        750        750        737

- ------------

* Gross investment consists of gross assets less current liabilities.

     The above financial results and historical data should not be construed as necessarily indicative of future financial results; see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  KEY FINANCIAL RESULTS

     -- Net income in 1993 was $781 million, compared with a net loss of $190 million in 1992 and net income of $20 million in 1991. The net loss in 1992 resulted from charges of $635 million related to the cumulative effect of accounting changes.

     -- Cash flows from operating activities were $3,172 million, compared with $2,446 million in 1992 and $1,878 million in 1991.

     -- Revenues in 1993 were $21.1 billion, down from $21.7 billion in 1992 and $22.4 billion in 1991.

     -- Shareholder's equity of $14.6 billion at the end of 1993 remained unchanged compared with 1992, but declined from $15.6 billion at the end of 1991.

     -- Net income as a percent of net investment increased to 4.1 percent, from
0.9 percent in 1991.

     -- Total debt decreased in 1993 to $3,014 million, down $689 million from year-end 1992. At that level, it represented 17.1 percent of total capital, compared with 20.2 percent at year-end 1992 and 21.6 percent at the end of 1991.

     (Segment net income for the year 1993 has been restated since our results announcement on January 28, 1994. Certain costs which were classified as nonallocated corporate costs in previous reporting concerning the third and fourth quarters of 1993 have been allocated to the operating segments as "Other Charges.")

OIL AND GAS EXPLORATION AND PRODUCTION

     Oil and Gas Exploration and Production income from ongoing operations was $478 million in 1993, compared with $469 million in 1992 and $242 million in 1991.

     Income from ongoing operations increased in 1993 from 1992 mainly due to lower production operating costs and reduced exploration activity. Domestic crude oil prices in 1993 averaged $14.08 per barrel, down $1.70 from 1992 and $1.98 from 1991. In the fourth quarter of 1993, domestic crude oil prices averaged $12.19 per barrel, the lowest for any quarter in the past five years. The average selling price of net marketable natural gas produced in 1993 was $2.12 per thousand cubic feet, up 43 cents from 1992 and 53 cents from 1991.

     Net special items increased income from ongoing operations by $26 million in 1993 and $11 million in 1992, while reducing 1991 earnings by $15 million. Special items in 1993 included benefits from prior-year tax adjustments of $113 million, partially offset by the effect from the tax rate change of $68 million, and a work-force reduction charge of $12 million. Special items in 1992 included asset write-offs and property provisions of $169 million, litigation provisions of $54 million and a work-force reduction charge of $49 million. The negative impact of these charges in 1992 was offset by benefits from tax adjustments totaling $236 million and a natural gas contract settlement of $50 million. In 1991, special items consisted of a $46 million work-force reduction charge and asset write-offs of $37 million, partially offset by positive tax adjustments of $68 million. Other charges reduced segment net income in both 1993 and 1991 by $1 million.

     Cash provided by operating activities was $2,184 million in 1993, compared with $1,690 million in 1992, and $1,693 million in 1991.

     Crude Oil Production -- Domestic net crude oil production, on a barrels per day basis, averaged 349,000 in 1993, 388,000 in 1992 and 400,000 in 1991. The
lower production was due to normal decline in older fields, primarily in California, and to the sale of a number of fields.

     International net production, on a barrels per day basis, was essentially unchanged from 1992 at 61,000, but lower than 1991 by 20,000, primarily due to the disposition of our Malaysian operations. In late 1993, Shell Oil exchanged the assets of subsidiaries which had production rights in Syria for an interest in a Dutch affiliate. Our equity interest in the newly formed company is 25 percent.

     Gas Production -- Average net natural gas production of 1,514 million cubic feet per day in 1993 increased slightly from 1992 and about 8 percent over 1991. The increase in 1993 over 1992 was due to new and increased production in the Gulf of Mexico, and new wells in the Cadre and Javelina fields in South Texas, partially offset by property sales.

     Natural Gas Liquids -- Net natural gas liquids production, on a barrels per day basis, was 54,000 in 1993, down 5,000 from 1992 and 2,000 from 1991. The 1993 average price of $12.93 was $.18 lower than 1992 and $1.91 lower than 1991.

     Costs and Expenses -- Production costs in 1993 totaled $1,235 million, down $250 million from 1992 and $426 million from 1991, primarily due to the continuing success of cost reduction programs in producing operations. Exploration expenses of $298 million in 1993, including dry hole costs of $111 million, declined $38 million from 1992 and $124 million from 1991, reflecting cost containment measures and a lower level of activity.

     Depreciation, depletion and amortization costs were $1,225 million in 1993, a decrease of $314 million from 1992 and $146 million from 1991. The decrease in 1993 was primarily due to the write-offs of certain producing properties and other property provisions in 1992. The decrease in 1993 from 1991 resulted from lower unit of production depreciation as a result of lower crude oil production. Property sales in 1993 resulted in a gain of $10 million compared with a loss in 1992 of $34 million and a minimal loss in 1991.

     Capital Expenditures -- Capital spending for Oil and Gas Exploration and Production was $877 million in 1993, the same as 1992, compared with $1,421 million in 1991. The decrease from 1991 was due to overall lower domestic drilling, both development and exploratory.

     Hydrocarbon Reserves -- In 1993, reserve additions, mainly from discoveries, extensions and improved recovery techniques, were 353 million barrels on a crude oil equivalent basis. These additions were offset by the disposal and sale of certain oil and gas properties reducing reserves 209 million barrels, revisions to previous reserve estimates of 99 million equivalent barrels, and production. In 1992 and 1991, reserves also declined.

     Net wells drilled in 1993 totaled 244, a slight decline from 250 in 1992, but down from 585 in 1991. The decreases in both 1993 and 1992 from 1991 were due primarily to reduced domestic drilling activity.

OIL PRODUCTS

     Oil Products income from ongoing operations was $285 million in 1993, compared with earnings of $8 million in 1992 and a loss of $161 million in 1991.

     Operating results showed a marked improvement from 1992 levels due to lower overall operating costs and higher margins and sales volumes. Cost-management activities and lower scheduled refinery turnaround expenses resulted in substantially lower fixed operating costs and overheads. Higher margins resulted from hydrocarbon costs declining faster than product sales prices, modestly offset by higher refinery processing costs. Refined product sales volumes increased in 1993 over 1992 in almost all categories, and were essentially unchanged from 1991.

     Special items in 1993 reduced income from ongoing operations $23 million from net tax effects of $14 million, including $24 million from the tax-rate change, work-force reduction charges of $9 million, and an $8 million charge for the partial liquidation of crude oil and refined product inventories valued on a last-in, first-out (LIFO) basis. Partially offsetting these charges were gains from asset sales totaling $8 million. Included in 1992 special items was a $34 million charge for work-force reductions, offset by $30 million in gains on asset sales. In 1991, special items impaired results by a net of $133 million, including charges of $97 million for future environmental remediation, primarily service station sites, $60 million attributable to the restructuring of operations at the Wilmington Manufacturing Complex and $32 million for work-force reductions. These charges were partially offset by benefits totaling $56 million, consisting of the sale of a pipeline equity interest and favorable prior-period tax adjustments. Other charges reduced segment net income in 1993, 1992 and 1991 by $5 million, $2 million and $3 million, respectively.

     Cash flow provided by operating activities was $749 million in 1993, up $230 million and $461 million from 1992 and 1991, respectively. Capital expenditures in 1993 of $704 million were down $86 million and $101 million from 1992 and 1991, respectively. The decline in 1993 was primarily attributable to spending for the Norco, Louisiana refinery's catalytic cracking unit, which commenced operations in December 1992. Marketing capital expenditures in 1993 were higher than 1992 due mainly to increased environmental activities.

     Refined Product Sales Volumes -- Total 1993 refined product sales volumes were 1,200,000 barrels per day, up from 1,120,000 in 1992 and 1,195,000 in 1991.

     Automotive gasoline sales volumes in 1993 were up approximately 7 percent over 1992, while virtually unchanged from 1991. Volumes through service stations were up 1 percent over 1992, but declined 3 percent from 1991.

     Jet fuel sales increased 12 percent compared with 1992 and were 1 percent above 1991. Kerosene, heating and diesel oils sales increased 29 percent from 1992 and 4 percent from 1991.

     Residuals sales volumes in 1993 were down 5 percent from 1992 and 9 percent from 1991. Lubricants sales volumes in 1993 decreased 6 percent from 1992 and were unchanged from 1991.

     Refined Product Prices -- Average refined product selling prices decreased 3 cents per gallon from 1992, and were 4 cents lower than in 1991. Prices declined in 1993 in almost all product categories, but principally in the lighter products. Average automotive gasoline selling prices decreased 5 cents per gallon from both 1992 and 1991.

CHEMICAL PRODUCTS

     Chemical Products income from ongoing operations in 1993 was $220 million, compared with $93 million in 1992 and $163 million in 1991.

     Results in downstream chemical businesses in 1993 were improved versus 1992 and 1991, primarily due to significant cost structure improvements, modest margin improvements and the 1992 acquisition of Goodyear's polyester resins business. In commodity chemicals, earnings improved relative to 1992, but were lower than 1991. Earnings in 1993 benefited from improved margins primarily due to lower feedstock costs; however, margins remained low due to industry overcapacity.

     Income from ongoing operations in 1993 was impaired $23 million for future claims and litigation settlements, $5 million for work-force reductions, and a net $13 million from tax items, including $19 million for the tax-rate change. Partially offsetting these impairments were gains from asset sales of $22 million. In 1992, income from ongoing operations was reduced by $17 million for work-force reductions and $10 million from litigation provisions. Partially offsetting these impacts was $15 million in gains from asset sales. In 1991, however, these items benefited income $25 million from an asset sale and $30 million from prior-year tax adjustments. Partially offsetting these benefits was a $20 million after-tax provision for future claims and litigation settlements, and $14 million for work-force reductions.

     Other charges reduced segment net income in 1993, 1992 and 1991 by $185 million, $81 million and $6 million, respectively. Included in these charges for 1993 and 1992 were environmental remediation provisions of $140 million and $70 million, on an after-tax basis, respectively, related to the Rocky Mountain Arsenal in Colorado.

     Cash provided by operating activities in 1993 was $447 million, compared with $242 million in 1992 and $339 million in 1991.

     Results of the Saudi Arabian petrochemical venture were similar to 1992 and improved over 1991 due to higher product sales volumes and slightly higher margins. Worldwide overcapacity continued to impact earnings.

     Total chemical sales volumes in 1993 improved 6 percent over 1992 and 13 percent over 1991, reflecting the 1992 acquisition of the polyester resins business and higher demand across almost all product lines.

     Capital spending for Chemical Products was $319 million in 1993, compared with $424 million in 1992 and $199 million in 1991. Expansions of the ethylene oxide/ethylene glycol and the polyester resins businesses, as well as the acquisitions of portions of Rhone-Poulenc's and Schering Berlin's resins businesses, represent the major portion of 1993 capital spending. The purchase of Goodyear's polyester resins business was a major outlay in 1992.

OTHER SEGMENT

     The Other operating segment incurred a net loss of $27 million in 1993, compared with a net loss of $70 million in 1992, and earnings of $24 million in 1991. In 1993, the operating loss was mainly attributable to equity interests in coal mining. Of the 1992 loss, about $60 million was due to the sale of the mining subsidiary and the balance reflected lower earnings from operations prior to its disposition.

NONALLOCATED CORPORATE COSTS

     Corporate costs not allocated to the segments contributed $16 million to earnings in 1993 and $28 million in 1992, while reducing earnings $238 million in 1991.

     In 1993, special items included a favorable prior-year tax adjustment of $161 million, partially offset by a $5 million litigation settlement. Special items in 1992 benefited corporate costs $193 million, including $207 million in interest related to prior-year tax adjustments, partially offset by a $14 million charge related to a litigation settlement. An after-tax charge of about $30 million related to a litigation settlement in California adversely affected 1991 costs. Excluding these effects, corporate costs, primarily related to financing, declined in 1993 compared with both previous years, due primarily to lower interest expense.

CAPITAL RESOURCES AND LIQUIDITY

     Cash provided by operating activities continued to be the primary source of funding for Shell Oil's capital investment program, dividends and other needs.

     In 1993, cash provided by operating activities totaled $3,172 million, up $726 million over 1992, exceeding cash used for investing activities in 1993 by $1,814 million. Similarly, cash provided by operating activities in 1992 totaled $2,446 million and exceeded cash used for investing activities by $1,037 million. In 1991, however, cash used for investing activities exceeded operating cash flow by $361 million. As a result of the 1993 improvement in cash flow, total debt declined $689 million to $3,014 million, further strengthening Shell's strong debt-to-total-capital ratio.

     Cash Provided by Operating Activities -- In 1993, cash provided by operating activities amounted to $3,172 million, compared with $2,446 million in 1992 and $1,878 million in 1991. Higher earnings and significantly lower operating working capital requirements in 1993 accounted for the improvement over both 1992 and 1991.

     Cash Used for Investing Activities -- The major use of cash flows from operating activities was for capital expenditures, which amounted to $1,981 million in 1993, $2,239 million in 1992, and $2,615 million in 1991. Proceeds from property sales in 1993 totaled $539 million, including sales of producing properties and 50 percent of the Deer Park refining assets. In 1992, proceeds totaled $779 million, reflecting the sale of Shell's coal mining subsidiary and the disposition of several producing properties. Net cash used for investing activities in 1993 and 1992 was about the same. In 1991, higher capital expenditures and lower proceeds from property sales increased cash usage.

     Debt Obligations -- In 1993, Shell Oil decreased its total debt $689 million, compared with a decrease of $585 million in 1992 and an increase of $799 million in 1991.

     Shell Oil's ratio of total debt to total capital decreased to 17.1 percent at the end of 1993, compared with 20.2 percent at the end of 1992 and 21.6 percent at the end of 1991.

     Capital Spending -- Shell Oil's capital spending of $2.0 billion in 1993 was about $600 million less than planned at the beginning of the year. This reduction reflects the sustained efforts throughout the year in achieving more cost-effective ways to complete projects and fully meet environmental compliance objectives. In 1993, exploration and production activities accounted for 44 percent of total capital, compared with 42 percent in 1992 and 57 percent in 1991. These outlays were primarily in the United States. Oil and Chemical Products accounted for 52 percent of total spending in 1993, compared with 54 percent in 1992 and 38 percent in 1991. Capital expenditures decreased in 1993 compared to 1992 due to lower spending in manufacturing and the acquisition of the polyester resins business and sale of the mining subsidiary late in 1992. The higher expenditures in 1991 resulted from increased production drilling and development activity and costs associated with the construction of the Norco catalytic cracking unit.

     Capital and exploratory expenditures of $3.1 billion are budgeted for 1994. About $1.5 billion is allocated for exploration and production activities, an increase of $300 million over the 1993 level. These expenditures include funds for additional development activities in the Gulf of Mexico. Oil Products expenditures are budgeted to reach $1.1 billion in 1994, reflecting spending associated with the upgrading of our Martinez, California refinery and increased spending for environmental projects. Chemical Products expenditures are expected to be about the same at $400 million.

     Dividends -- Cash dividends were $763 million in 1993, an increase of $13 million over the prior two years. In 1992, $217 million of net assets, representing Canadian tar sands and Malaysian operations, were transferred to affiliates of the Royal Dutch/Shell Group of Companies.

     Liquidity -- Internally generated cash, access to outside financing based on strong credit ratings, and prudent management of working capital are the essential components of Shell Oil's liquidity position. Cash and cash equivalents amounted to $1,296 million at year-end 1993, an increase of $562 million over 1992 and $744 million over 1991.

     Shell Oil's strategy continues to rely mainly on internally generated cash to finance routine operating requirements and capital spending. Short-term borrowings will generally be used to fund interim working capital needs and unusual requirements. As of December 31, 1993, unused backup credit facilities of $500 million were available for general corporate purposes, including support of commercial notes. The Company plans to manage the level of backup facilities consistent with its cash and cash equivalents balances. During 1993, Shell Oil redeemed all of the existing $250 million of 8 3/8 percent Notes Due 1996 and retired $250 million of 7 5/8 percent Notes Due 1993. As of the end of 1993, $500 million of a $1.0 billion shelf registration remained, allowing future flexibility in the markets.

     The Company utilizes financial derivatives from time to time to manage its financial risk exposure to interest rates and certain commodity prices. During 1993 Shell Oil entered into interest rate swaps related to existing long term debt. At December 31, 1993, the notional amount of such swaps was $250 million with maturities extending into 1996. In the future, the Company may increase the level of financial derivatives activities as business conditions warrant.

     Working capital at the end of 1993 increased $185 million over a year earlier due primarily to higher cash and cash equivalents, offset in part by lower receivables and inventories. Shell Oil's liquidity position is considerably stronger than indicated by these working capital levels because of relatively lower historical costs assigned to inventories under LIFO accounting procedures. The year-end inventory values included in working capital were below their current costs by $648 million at the end of 1993, $1,049 million in 1992 and $1,104 million in 1991. Current assets exceeded current liabilities by $273 million at the end of 1993, $88 million at the end of 1992, while current liabilities exceeded current assets by $1,262 million at the end of 1991.

ENVIRONMENTAL MATTERS

     Shell Oil continues to make substantial capital and operating expenditures relating to the environment, including expenditures associated with compliance with federal, state and local environmental regulations. Included within such expenditures are costs of compliance with the various laws, regulations and permit requirements concerning reduction of releases into air and water and disposal and handling of wastes at ongoing operating locations. Also included within such overall environmental expenditures are the costs of remedial orders, corrective action requirements and other cleanup obligations under federal, state and local law and by contract both at operating locations and at previously owned or operated properties, as well as remediation costs at off-premises sites.

     Discussions are ongoing with governmental agencies as to the scope and magnitude of Shell Oil's present closure and post-closure Resource Conservation and Recovery Act (RCRA) and similar state or local remediation obligations at operating locations. Such discussions are part of the normal RCRA regulatory process. Shell Oil anticipates that those discussions will result in corrective action being required currently at its manufacturing locations. The complexity of the fact issues and the evolving legal requirements, coupled with the many choices made available by diverse technologies that may be used in such corrective action, make it difficult to estimate with great reliability the total costs of such action. However, Shell Oil currently estimates the costs of implementing corrective action at its Martinez, California Manufacturing Complex to be about $20 million, of which approximately $16 million has been expended and the remainder has been provided for in the accounts. This estimate is down approximately $10 million from previous estimates because investigations to date have uncovered less contamination than expected and more cost-effective remediation methods have been utilized. Expenditures at Martinez have taken place over five years with the maximum expenditure in any year being about $7 million. Corrective action at Shell Oil's Carson Plant (part of the former Wilmington Refinery) is expected to cost about $13 million, which amount is also provided for in the accounts. We are not aware that any state in which Shell Oil has manufacturing facilities has stricter cleanup requirements than California and at this point, there is no reason to believe that conditions requiring corrective action are more extensive at other manufacturing locations. Thus, it is currently reasonable to assume that the costs estimated to be incurred at these two facilities are indicative of the costs which can be expected at other manufacturing locations. Based upon these facts and expectations as to the final content of still emerging regulations, Shell Oil does not expect that the costs of taking corrective action over time under RCRA and similar state and local regulations at operating facilities will be material to Shell Oil's financial position or operating income in any year. All such expenditures are included in the expenditures reported below and this matter is under continual review.

     RCRA also imposes obligations with respect to closure of a RCRA covered facility (i.e., a facility at which certain wastes are stored, treated or disposed of) and in certain cases for a 30-year post-closure period. The costs associated with such RCRA obligations are subject to a number of uncertainties including when such facilities will actually close and the time period over which closure/post-closure activity may take place. In 1993, as required by federal regulations, Shell Oil confirmed its ability to pay $200 million for RCRA-related closure and post-closure costs. The calculation of Shell Oil's potential exposure in this area was made pursuant to the requirements of applicable federal and state law. Approximately $120 million of this $200 million relates to postclosure obligations over a 30-year period beginning at a still to be determined point, in most cases well into the future. As to the $80 million for RCRA closure costs, it is reasonable to anticipate that all facilities will not incur closure costs at the same time. Thus, such amounts will almost certainly be spent over a period of many years as the various facilities in fact close, and post-closure costs follow. While the ultimate closure and post-closure costs as required by RCRA cannot be precisely estimated at this time, management does not currently anticipate that they will materially adversely affect Shell Oil's financial position or operating income in any year.

     Regarding off-premises sites, Shell Oil has received allegations or claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar state statutes that it is involved at 189 sites, including the Rocky Mountain Arsenal (RMA) in Colorado and the McColl site in Southern California, as further discussed in Note 16 of the Notes to Consolidated Financial Statements. As of December 1993, discussions or activities concerning 110 of these sites were active involving Shell Oil, other potentially responsible parties and relevant agencies or claimants. A site is considered active where discussion or activity is in progress between Shell Oil and the agency or claimant. At a number of these sites, matters remain in the early investigation stages. Forty-one sites were considered inactive, meaning that no discussions or activities were pending or had occurred for more than one year and 38 sites are considered settled. In 1992 Shell Oil reported 173 such sites, 91 of which were active, 46 inactive and 36 settled.

     In 1993, recorded expenses under CERCLA or similar state statutes relating to the 189 sites were approximately $250 million, which includes an increase to the RMA reserve of $215 million as discussed in Note 16 of the Notes to Consolidated Financial Statements. Reserves established for other sites during 1993 totaled approximately $15 million. During 1993, charges against reserves established prior to 1993, including the RMA, were approximately $50 million. In the case of the RMA, the $215 million increase to the reserve brings the total RMA reserve to $500 million and represents Shell Oil's share of an estimated $1.6 billion remediation cost, which is Shell Oil's best estimate at this time of the total costs to be incurred at the RMA. Included in the $1.6 billion estimate are costs of cleanup and monitoring and, to a much lesser degree, administrative costs. Other reserves have similar components. All reserve calculations by Shell Oil are made consistently with Shell Oil's articulated "Accounting Policies -- Environmental Costs," as set forth in Note 1 of the Notes to Consolidated Financial Statements. No reserve reflects any insurance reimbursement, although Shell Oil believes at least certain coverage exists and expects to ultimately obtain some recovery. At certain third party sites where Shell Oil has only a small dollar exposure, Shell Oil may accept the cleanup cost estimates of the parties managing the site and reserve on that basis; such increases to environmental reserves would be immaterial in the aggregate. The complexities of CERCLA regulations, particularly in relation to joint and several liability and multiple cleanup options, as well as the incomplete factual data at some sites, make it impossible to predict with certainty the total cleanup costs Shell Oil will incur for the 110 active sites referenced above. However, Shell Oil believes the following to be true: at the majority of the above referenced sites, Shell Oil should have responsibility for only a small percentage share of the total cleanup costs (and other viable potentially responsible parties (PRP's) have already been identified to lessen the potential burden of joint and several liability at such sites); the CERCLA sites will be cleaned up over time and not simultaneously; and Shell Oil is not aware of any sites which represent, individually, a reasonably possible material exposure except the RMA and to a much lesser extent possibly the McColl site, and Shell Oil has established appropriate reserves for such sites. Shell Oil manages these matters closely to help assure prudent and cost effective cleanup in full compliance with all legal requirements. Basis the preceding, while operating income may be significantly adversely affected in a particular period, Shell Oil does not currently believe costs related to CERCLA cleanup will materially adversely affect Shell Oil's financial position.

     While certain environmental expenditures are discrete and readily identifiable, others must be reasonably estimated or allocated based on technical and financial judgments as developed over time, affecting comparisons in certain years. Consistent with the preceding, Shell Oil estimates that environmental capital expenditures in 1993 amounted to about $335 million, about $15 million above 1992 expenditures of $320 million due mainly to clean air regulations. Approximately 70% of 1993 capital expenditures related to clean air regulations. Environmental capital expenditures are expected to be about $410 million in 1994 and $275 million in 1995. Expenditures to comply with clean air standards are expected to comprise the largest portion of 1994 environmental capital spending and by year end 1995, Shell Oil anticipates that it will have completed a substantial portion of such expenditures, if current understandings of regulations which continue to emerge prove correct. Shell Oil's operating, maintenance and administrative costs related to environmental protection and remediation of waste disposal sites were approximately $1,030 million in 1993 as compared with $905 million in 1992 and $1,060 million in 1991. The increase was due mainly to the recording of increased reserves of about $280 million for environmental remediation, including the reserve increase at the RMA as discussed above. These reserve additions are approximately $155 million more than 1992. Shell Oil also incurred increased expenses for clean fuels and for environmental taxes which were offset by lower waste processing costs due in part to a reduction in wastes produced, fewer refinery turnarounds and less hydrotesting in pipelines versus the prior year.

     During the next several years, total environmental expenditures are expected to approximate 1993 levels as Shell Oil complies with requirements under existing laws, as well as with regulations yet to be promulgated or finalized. The federal Clean Air Act and related state laws such as the California air emission standards, the federal Oil Pollution Act, reauthorization of RCRA and CERCLA, underground produced water injection regulations under the Safe Drinking Water Act, and numerous related state and local laws affecting all aspects of the environment are expected to have a pronounced, but as yet not fully understood, effect on all areas of Shell Oil's operations over the next decade as we and those with whom we do business strive to adapt to such evolving requirements. Compliance with such laws, such as the requirement to add oxygenates to fuels, will add to the cost of doing business. However, Shell Oil intends to continue its efforts to implement process redesign and operating efficiencies to comply with these laws in the most efficient and cost-effective manner.

     Shell Oil is unable to predict with certainty the effect that compliance with above described environmental requirements, particularly laws and regulations not yet finalized, may have upon its competitive position or future earnings. However, while operating income may be materially adversely affected in particular periods as the result of environmental expenses, based on the facts currently known to Shell Oil and the law and technology in existence as of this date, Shell Oil believes that it can comply fully without material adverse impact on its financial position.

OTHER MATTERS

     In addition to economic conditions and other matters discussed above affecting Shell Oil, the operations, earnings and financial condition of Shell Oil may be affected by the matters discussed in Note 16 of the Notes to Consolidated Financial Statements, as well as by political developments; litigation; and legislation, regulation and other actions taken by federal, state and local governmental entities and by governments outside the United States.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Independent Accountants are included in Item 14a of this report. The Quarterly Results of Operations are reported in Note 20 of the Notes to Consolidated Financial Statements included in Item 14a. Information on Oil and Gas producing activities is included in Items 1 and 2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Not applicable.

ITEM 11. EXECUTIVE COMPENSATION.

     Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     A.  CERTAIN DOCUMENTS FILED AS PART OF THIS REPORT

                                                                                 PAGE
       Report of Independent Accountants........................................  32
       Consolidated Statement of Income and Earnings Reinvested for the years
         1993, 1992 and 1991....................................................  33
       Consolidated Balance Sheet at December 31, 1993 and 1992.................  34
       Consolidated Statement of Cash Flows for the years 1993, 1992 and 1991...  35
       Notes to Consolidated Financial Statements...............................  36
Schedule     V --Consolidated property, plant and equipment.................      51
Schedule    VI --Consolidated accumulated depreciation, depletion and
                amortization of property, plant and equipment..............       52
Schedule   VII --Guarantees of securities of other issuers..................      53
Schedule    IX --Consolidated short-term borrowings.........................      53
Schedule     X --Consolidated supplementary income statement information....      54

     B.  REPORTS ON FORM 8-K

     During the quarter ending December 31, 1993, the Company filed a Current Report on Form 8-K dated November 23, 1993 which included various documents in connection with the commencement of the offering of its Medium Term Notes.

     C.  EXHIBITS*

        3. Copy of Restated Articles of Incorporation of the Registrant effective December 8, 1986 and Copy of By-Laws of the Registrant, as amended through December 8, 1986, are incorporated by reference to
          Item 14c of the Company's Annual Report on Form 10-K for the year ended December 31, 1986.

        4. The Registrant will provide to the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders of long-term debt listed in Note 9 of the Notes to Consolidated Financial Statements.

       10. Material Contracts:

          (i) Copy of letter agreement dated December 7, 1993 between the Company and Shell Internationale Research Maatschappij, B.V. continuing for the calendar year 1994 the Agreement for Research Services dated January 1, 1960, as amended.

          (ii) Composite copy of the Agreement for Research Services dated January 1, 1960, as amended through August 19, 1982.

       12. Computation of Ratio of Earnings to Fixed Charges.

       21. Subsidiaries of the Registrant

       23. Consent of Independent Accountants

       24. Powers of Attorney
- ------------

* Copies of Exhibits may be obtained for 25 cents per page, prepaid, by writing to the Corporate Secretary.

     D. FINANCIAL STATEMENT SCHEDULES

     The schedules filed by the Company are listed in Item 14a above. No separate financial statements are required to be included because reporting tests are not met. Certain schedules have been omitted because the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND
SHAREHOLDER OF SHELL OIL COMPANY

In our opinion, the consolidated financial statements listed in the index appearing under Item 14a on page 31 present fairly, in all material respects, the financial position of Shell Oil Company and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions and for income taxes in 1992.

PRICE WATERHOUSE
Houston, Texas
February 9, 1994

                       SHELL OIL COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF INCOME AND EARNINGS REINVESTED
                             (Millions of dollars)

                                                                   YEARS ENDED DECEMBER 31
                                                             -----------------------------------
                                                              1993          1992          1991
                                                             -------       -------       -------
REVENUES
     Sales and other operating revenue....................   $23,581       $23,711       $24,700
     Less: Consumer excise and sales taxes................     2,728         2,551         2,499
                                                             -------       -------       -------
                                                              20,853        21,160        22,201
     Equity earnings, interest and other income...........       239           542           210
                                                             -------       -------       -------
          Total...........................................    21,092        21,702        22,411
COSTS AND EXPENSES
     Purchases and operating expenses.....................    16,368        16,618        17,582
     Selling, general and administrative expenses.........       894         1,146         1,139
     Exploration, including exploratory dry holes.........       289           325           410
     Research expenses....................................       149           161           172
     Depreciation, depletion, amortization and
       retirements........................................     1,739         2,082         2,062
     Interest and discount amortization...................       198           250           276
     Operating taxes......................................       540           643           731
                                                             -------       -------       -------
          Total...........................................    20,177        21,225        22,372
                                                             -------       -------       -------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES......................................   $   915       $   477       $    39
     Federal and other income taxes.......................       134            32            19
                                                             -------       -------       -------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES.....   $   781       $   445       $    20
     Cumulative effect of accounting changes..............        --          (635)           --
                                                             -------       -------       -------
NET INCOME (LOSS).........................................   $   781       $  (190)      $    20
                                                             -------       -------       -------
                                                             -------       -------       -------
EARNINGS REINVESTED
     Balance at beginning of year.........................   $12,403       $13,560       $14,290
     Net Income (Loss)....................................       781          (190)           20
     Dividends -- Cash....................................      (763)         (750)         (750)
               -- Other...................................        (2)         (217)           --
                                                             -------       -------       -------
       Balance at end of year.............................   $12,419       $12,403       $13,560
                                                             -------       -------       -------
                                                             -------       -------       -------

        The accompanying notes are an integral part of these statements.

                       SHELL OIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                (Millions of dollars, except per share amounts)

                                                                           AS OF DECEMBER 31
                                                                          --------------------
                                                                           1993         1992
                                                                          -------      -------
ASSETS
     Current Assets
          Cash and cash equivalents...................................... $ 1,296      $   734
          Receivables and prepayments, less allowance for doubtful
           accounts......................................................   2,429        2,683
          Owing by related parties.......................................     117          159
          Inventories of oils and chemicals..............................     686          814
          Inventories of materials and supplies..........................     228          267
                                                                          -------      -------
               Total Current Assets......................................   4,756        4,657
     Investments, Long-Term Receivables and Deferred Charges.............   3,015        2,359
     Property, Plant and Equipment at cost, less accumulated
      depreciation, depletion and amortization...........................  19,080       19,954
                                                                          -------      -------
               Total..................................................... $26,851      $26,970
                                                                          -------      -------
                                                                          -------      -------
LIABILITIES AND SHAREHOLDER'S EQUITY
     Current Liabilities
          Accounts payable -- trade...................................... $ 1,689      $ 1,723
          Other payables and accruals....................................     797          821
          Income, operating and consumer taxes...........................     596          710
          Owing to related parties.......................................      85          119
          Short-term debt................................................   1,316        1,196
                                                                          -------      -------
               Total Current Liabilities.................................   4,483        4,569
     Long-Term Debt......................................................   1,698        2,507
     Deferred Income Taxes...............................................   3,754        3,541
     Long-Term Liabilities...............................................   2,292        1,745
     Shareholder's Equity
          Common stock -- 1,000 shares of $10 per share par value
           authorized and outstanding....................................      --           --
          Capital in excess of par value.................................   2,205        2,205
          Earnings reinvested............................................  12,419       12,403
                                                                          -------      -------
               Total Shareholder's Equity................................  14,624       14,608
                                                                          -------      -------
               Total..................................................... $26,851      $26,970
                                                                          -------      -------
                                                                          -------      -------

        The accompanying notes are an integral part of these statements.

                       SHELL OIL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Millions of dollars)

                                                               YEARS ENDED DECEMBER 31
                                                          ---------------------------------
                                                           1993         1992         1991
                                                          -------      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income.........................................  $   781      $  (190)     $    20
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Cumulative effect of Accounting Changes.......       --          635           --
          Depreciation, depletion, amortization and
            retirements.................................    1,739        2,082        2,062
          Dividends in excess of equity income..........        8           32           34
          (Increases) decreases in working capital:
               Receivables and prepayments..............      296          107          498
               Inventories..............................      167           72          (38)
               Payables and accruals....................     (206)        (181)        (407)
          Deferred income taxes.........................      122         (270)        (249)
          Other non-current items.......................      265          159          (42)
                                                          -------      -------      -------
               Net Cash Provided by Operating
                 Activities.............................    3,172        2,446        1,878
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
     Capital expenditures...............................   (1,981)      (2,239)      (2,615)
     Proceeds from property sales and salvage...........      539          779          272
     Other investments and advances.....................       84           51          104
                                                          -------      -------      -------
               Net Cash Used for Investing Activities...   (1,358)      (1,409)      (2,239)
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt...........       21        1,013        1,027
     Principal payments on long-term debt...............     (542)        (130)        (314)
     Proceeds from sales of redeemable securities
       of subsidiaries..................................      200          164           --
     Contributed capital................................       --          160           --
     Dividends..........................................     (763)        (750)        (750)
     Increase (decrease) in short-term obligations......     (168)      (1,312)          86
                                                          -------      -------      -------
               Net Cash Provided by (Used for) Financing
                 Activities.............................   (1,252)        (855)          49
NET CASH FLOWS
     Increase (Decrease) in Cash and Cash Equivalents...  $   562      $   182      $  (312)
                                                          -------      -------      -------
                                                          -------      -------      -------
CASH AND CASH EQUIVALENTS
     Balance at beginning of year.......................  $   734      $   552      $   864
     Increase (decrease) in cash and cash equivalents...      562          182         (312)
                                                          -------      -------      -------
               Balance at end of year...................  $ 1,296      $   734      $   552
                                                          -------      -------      -------
                                                          -------      -------      -------

        The accompanying notes are an integral part of these statements.

                       SHELL OIL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

     Shell Oil Company (the Company) is wholly owned by Shell Petroleum Inc., a Delaware corporation, whose shares are directly or indirectly owned 60 percent by Royal Dutch Petroleum Company, The Hague, The Netherlands, and 40 percent by The "Shell" Transport and Trading Company, public limited company, London, England.

     This summary of the major accounting policies of Shell Oil Company and its consolidated subsidiaries (Shell Oil) is presented to assist the reader in evaluating Shell Oil's financial statements and other data contained in this report.

     Cash Equivalents -- Cash equivalents consist of highly liquid investments that are readily convertible into cash and have a maturity of three months or less.

     Inventories -- Inventories of oils and chemicals are valued at cost predominantly on a last-in, first-out (LIFO) basis which is lower than market. Materials and supplies are carried at average cost or less.

     Exploration and Development -- Exploration and development expenditures are accounted for according to the "successful efforts" method of accounting.

          Property Acquisition Costs -- Direct costs of acquiring developed or undeveloped leasehold acreage including lease bonus, brokerage and other fees are capitalized. The cost of undeveloped properties which become productive is transferred to a producing property account.

          Exploratory Costs -- Exploratory expenses, including geological and geophysical expenses and annual delay rentals on oil and gas leases, are charged to income as incurred. Exploratory drilling costs are initially capitalized, but should the efforts be determined to be unsuccessful, they are then charged against income.

          Development Costs -- Costs incurred to drill and equip development wells, including dry holes, platform costs, well equipment costs and attendant production facilities costs are capitalized.

     Depreciation, Depletion and Amortization -- Depreciation, depletion and amortization of the capitalized cost of producing properties, both tangible and intangible, are provided for on a unit of production basis. Developed reserves are used in computing unit rates for drilling and development costs, and total proved reserves are used for depletion of leasehold costs. The predominant basis for unit determination is by field. Amortization of unproven leasehold costs from date of acquisition is based primarily upon experience in establishing rates to fully amortize over the holding period those leases that may be unproductive. Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining amortization and depreciation provisions.

     Other plant and equipment are depreciated on a straight-line basis over their estimated useful lives. On a cycle basis, asset lives are reviewed for propriety of estimated useful life. Changes in depreciation rates, if any, are applied prospectively.

     Environmental Costs -- Environmental costs relating to current operations are expensed or capitalized, as appropriate, depending on whether such costs provide future economic benefits. Liabilities are recognized when the costs are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted site-specific costs. Such recognition occurs no later than the Company's commitment to a formal plan of action. Environmental liabilities in connection with properties which are either sold or closed are realized upon such sale or closure, to the extent they are probable and estimable at that date. In assessing environmental liabilities, no set-off is made for potential insurance recoveries. Recognition of any joint and several liability is made based upon the best estimate as to Shell Oil's final pro rata share of the liability. All liabilities are monitored and adjusted regularly as new facts or changes in law or technology make appropriate.

2. ACCOUNTING CHANGES

     Shell Oil adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," in 1992. In contrast to previous years when Shell Oil's portion of premium payments was recorded as retiree health care expense and charged against income, SFAS No. 106 requires the accrual of the expected cost of providing retiree health care benefits during the period the employees rendered the necessary service to be entitled to such benefits. Shell Oil elected to immediately recognize the cumulative effect of adopting SFAS No. 106 as of January 1, 1992. As shown below, this resulted in the recognition of an accumulated postretirement health care benefit obligation of $950 million ($627 million after deferred income taxes).

     Shell Oil also adopted SFAS No. 109, "Accounting for Income Taxes," in 1992. This statement superseded SFAS No. 96, which was adopted by Shell Oil in 1988. SAFS No. 109 prescribes an asset and liability approach in accounting for income taxes, requiring that deferred tax assets and liabilities be determined using the tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Under this method, future financial results will be impacted by the effect of changes in income tax rates on cumulative deferred income tax balances. The one-time effect of adopting this standard as of January 1, 1992 is shown below.

     A summary of the cumulative effect of these 1992 accounting changes is as follow:

                                                             INCREASE (DECREASE)
                                                  -----------------------------------------
                                                       OTHER           DEFERRED       NET
                                                  POSTRETIREMENT        INCOME       INCOME
ACCOUNTING CHANGE                                 BENEFIT EXPENSE       TAXES         1992
- -----------------                                 ---------------      --------      ------
                                                            (millions of dollars)
Implementation of SFAS No. 106..................      $ 950            $ (323)      $(627)
Implementation of SFAS No. 109..................         --                 8          (8)
                                                      -----            -------      ------
          Total.................................      $ 950            $ (315)      $(635)
                                                      -----            -------      ------
                                                      -----            -------      ------

3. INTEREST

     Interest costs were as follows:

                                                                1993       1992       1991
                                                                ----       ----       ----
                                                                  (millions of dollars)
    Interest expensed or incurred............................   $198       $250       $276
    Interest paid............................................    206        225        263

4. FOREIGN CURRENCY TRANSACTIONS

     The U.S. Dollar is the functional currency for each of Shell Oil's foreign operations. The net after-tax effect of foreign currency transactions was a loss of $3 million in 1993, a gain of $1 million in 1992, and a loss of $2 million in 1991.

5. TRANSACTIONS WITH RELATED PARTIES

     Shell Oil had transactions, including the purchase, sale and transportation of crude oil, petroleum and chemical products, in the ordinary course of business with related parties, including companies affiliated with the Royal Dutch Petroleum Company and The "Shell" Transport and Trading Company, public limited company. Such transactions were as follows:

                                                             1993         1992        1991
                                                            ------       ------       -----
                                                                 (millions of dollars)
    Sales and other operating revenue....................   $  554       $  787       $ 740
    Purchases and transportation.........................    1,057        1,161       1,083

     The revenues and costs related to these transactions are commingled with other revenues and costs and the amount of profit thereon is not accurately determinable without effort and expense disproportionate to the relative importance of such amount.

     Transactions with related companies also included certain foreign venture arrangements with respect to the exploration for and development and production of crude oil and natural gas, and an arrangement whereby the Company and another company of the Royal Dutch/Shell Group of Companies each will perform for, and exchange with, the other, research services in petroleum technology, chemicals and other fields.

     In 1993, Shell Oil exchanged the assets of subsidiaries which held production rights in Syria for an interest in a Dutch affiliate which had also acquired rights in the Danish North Sea from another affiliate. Shell Oil's investment in the Dutch affiliate of $389 million is accounted for using the equity method.

     Effective at the beginning of 1992, oil and gas producing assets in Malaysia and a subsidiary which held interests in a tar sands project in Canada, were transferred to companies affiliated with the Royal Dutch/Shell Group of Companies. The transfers of the Malaysian and Canadian assets were accounted for as dividends in the amounts of $159 million and $58 million, respectively.

6. INVENTORIES OF OILS AND CHEMICALS

     Inventories are carried predominantly on a LIFO basis which was lower than current cost by $648 million at December 31, 1993, $1,049 million at December 31, 1992, and $1,104 million at December 31, 1991. Partial liquidation of inventories valued on a LIFO basis in 1993 impaired net income $10 million compared with an improvement of $2 million in 1992, and an impairment of $4 million in 1991.

7. RECEIVABLES AND PREPAYMENTS

     Receivables, prepayments and allowances for doubtful accounts as of December 31, 1993 and 1992, and the provisions for those years consisted of the following:

                                                                      1993           1992
                                                                     ------         ------
                                                                     (millions of dollars)
    Trade receivables..............................................  $1,745         $1,932
    Other receivables..............................................     406            573
    Prepayments....................................................     309            212
                                                                     ------         ------
                                                                      2,460          2,717
    Less Allowance for Doubtful Accounts
         Balance beginning of year.................................      34             35
              Provision............................................      38             37
              Net write-offs.......................................     (41)           (38)
                                                                     ------         ------
         Balance end of year.......................................      31             34
                                                                     ------         ------
                   Total...........................................  $2,429         $2,683
                                                                     ------         ------
                                                                     ------         ------

8. SHORT-TERM DEBT

     Debt due within one year from December 31 consisted of the following:

                                                                     1993            1992
                                                                    ------          ------
                                                                    (millions of dollars)
    Commercial notes.............................................   $  502          $  502
    Bank loans...................................................       50             218
    Industrial Revenue Bonds.....................................      197             172
                                                                    ------          ------
                                                                       749             892
    Add:   Long-term debt due within one year....................      567             304
                                                                    ------          ------
           Total.................................................   $1,316          $1,196
                                                                    ------          ------
                                                                    ------          ------

9. LONG-TERM DEBT

     Debt due after one year from December 31 consisted of the following:

                                                                    1993             1992
                                                                   ------           ------
                                                                    (millions of dollars)
    Shell Oil Company --
      8 1/2% Debentures Due 2000................................   $   18           $   26
      7 1/4% Debentures Due 2002................................       21               21
      8% Debentures Due 2007....................................       50               50
      7.70% Notes Due 1996......................................      250              250
      7 1/8% Notes Due 1994.....................................      250              250
      7% Notes Due 1995.........................................      250              250
      6 1/8% Notes Due 1994.....................................      250              250
      7 5/8% Notes Due 1993.....................................       --              250
      8 3/8% Notes Due 1996.....................................       --              250
      6% Notes Due 1997.........................................      250              250
      6.95% Notes Due 1998......................................      250              250
      6 5/8% Notes Due 1999.....................................      250              250
      6.70% Notes Due 2002......................................      250              250
    7.65% to 8.5% Notes Due 1994-1996...........................       18               24
    Industrial Revenue Bonds....................................       16               32
    Other.......................................................      144              161
                                                                   ------           ------
           Total including long-term term debt due within one
              year..............................................    2,267            2,814
    Less:  Unamortized discount.................................        2                3
           Long-term debt due within one year...................      567              304
                                                                   ------           ------
           Total................................................   $1,698           $2,507
                                                                   ------           ------
                                                                   ------           ------

     Shell Oil had $500 million of unused variable rate revolving credit agreements in place as of December 31, 1993, which were available for general corporate purposes, including support of commercial notes. Customary commitment fees were paid for $150 million of these facilities with the remainder supported by compensating bank balances resulting from operating funds flowing through banks. None of these balances are restricted as to withdrawal nor are they material in relation to Shell Oil's liquidity position.

     The amount of long-term debt maturing during each of the next five years is $567 million in 1994, $282 million in 1995, $282 million in 1996, $270 million in 1997, and $258 million in 1998.

     In previous years, the Company purchased U.S. government securities and deposited them in irrevocable trusts to be used to fund the scheduled principal and interest payments on certain portions of the Company's long-term debt. These government securities and long-term issues were removed from the balance sheet, and at December 31, 1993, $286 million of such debt remained outstanding.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of Shell Oil's financial instruments are as follows:

                                                     1993                      1992
                                              -------------------       -------------------
                                              CARRYING      FAIR        CARRYING      FAIR
                                               VALUE       VALUE*        VALUE       VALUE*
                                              --------     ------       --------     ------
                                                          (millions of dollars)
    Investments............................   $  109       $  112       $  102       $  103
    Long-term debt.........................    1,698        1,772        2,507        2,556
    Foreign currency contracts.............       --           --           29           26

- ---------------

* Fair value determined primarily by market quotations.

     Market value is not readily determinable for certain investments in equity securities and long-term receivables with a carrying value of $216 million and $149 million at December 31, 1993 and 1992, respectively.

11. TAXES

     Operating and income taxes incurred by Shell Oil were as follows:

                                                                 1993       1992      1991
                                                                 -----      ----      ----
                                                                   (millions of dollars)
    OPERATING TAXES
         Real and personal property............................. $ 196      $209      $221
         Sales and use..........................................   154       176       191
         Oil and gas production.................................    64       116       126
         Payroll................................................    81        92       103
         Franchise..............................................    34        34        56
         Import and export duties...............................     8        13        30
         Other..................................................     3         3         4
                                                                 -----      ----      ----
                   TOTAL........................................ $ 540      $643      $731
                                                                 -----      ----      ----
                                                                 -----      ----      ----
    FEDERAL AND OTHER INCOME TAXES
         Current
              U.S. Federal...................................... $(100)     $130      $186
                   Investment tax credit........................    (1)       --        (1)
              Foreign...........................................   108       144        92
              State and local...................................     5        27        10
                                                                 -----      ----      ----
                                                                    12       301       287
                                                                 -----      ----      ----
         Deferred
              U.S. Federal......................................    (4)     (314)     (287)
              U.S. Federal tax rate change......................    95        --        --
              State and other...................................    31        45        19
                                                                 -----      ----      ----
                                                                   122      (269)     (268)
                                                                 -----      ----      ----
                   TOTAL........................................ $ 134      $ 32      $ 19
                                                                 -----      ----      ----
                                                                 -----      ----      ----

     Deferred income taxes are provided for the temporary differences between the tax basis of Shell Oil's assets and liabilities and their reported amounts. Significant components of deferred tax liabilities and assets as of December 31, 1993 and 1992 are as follows:

                                                                       1993          1992
                                                                      ------        ------
                                                                     (millions of dollars)
    Deferred tax liabilities:
         Items associated with capitalized costs and write-offs...... $4,189        $3,987
         Other.......................................................    271           293
                                                                      ------        ------
              Total deferred tax liabilities......................... $4,460        $4,280
                                                                      ------        ------
                                                                      ------        ------
    Deferred tax assets:
         Other postretirement obligations............................ $  334        $  318
         Property restoration........................................    240           142
         Other.......................................................    256           348
                                                                      ------        ------
              Total deferred tax assets.............................. $  830        $  808
                                                                      ------        ------
    Valuation allowance..............................................     --            --
                                                                      ------        ------
    Net deferred tax assets.......................................... $  830        $  808
                                                                      ------        ------
    Net deferred tax liabilities..................................... $3,630        $3,472
                                                                      ------        ------

     Receivables and prepayments included $124 million and $69 million of net current deferred tax assets as of December 31, 1993 and 1992, respectively. Shell Oil has assessed the need for establishing a valuation allowance for its deferred tax assets and has determined that such an allowance is unnecessary.

     Total income taxes paid in the years 1993, 1992 and 1991 were $50 million, $337 million and $439 million, respectively. Total income tax expense for the years 1993, 1992 and 1991 was equivalent to effective tax rates of 14.7, 6.7 and
48.8 percent, respectively, of earnings before income taxes and accounting changes of $915 million, $477 million and $39 million, respectively. Reconciliation to the expected tax at the U.S. statutory rate (35 percent in 1993; 34 percent in 1992 and 1991) is as follows:

                                                                 1993       1992      1991
                                                                 -----      ----      ----
                                                                   (millions of dollars)
    Expected tax at U.S. statutory rate......................... $  320      $ 162      $ 13
    State and foreign tax.......................................     76        136        65
    Prior year adjustment.......................................   (279)      (100)      (54)
    Investment and other tax credits............................    (55)       (51)      (13)
    Benefit of tax losses.......................................    (10)      (101)       --
    Tax rate change.............................................     95         --        --
    Other.......................................................    (13)       (14)        8
                                                                  -----       ----      ----
                   TOTAL........................................ $  134      $  32      $ 19
                                                                  -----      -----      ----
                                                                  -----      -----      ----

     Shell Oil has tax net operating loss carryforwards of $10 million expiring in 1997 ($3 million) and 1998 ($7 million).

     Shell Oil Company joins in the filing of a consolidated federal income tax return with its parent, Shell Petroleum Inc. Federal income tax amounts are allocated among members of the consolidated tax group based on separate return calculations. Federal income tax related balances owing by/(to) Shell Petroleum Inc. at December 31, 1993, 1992 and 1991 were $14 million, $(16) million and $12 million, respectively.

     In addition to the operating and income taxes above, Shell Oil is also responsible for collecting various excise taxes on the sale of products to its customers and for remitting these taxes to the various federal, state and local government agencies. A summary of these taxes, along with the operating and incomes taxes incurred by Shell Oil, is shown below:

                                                              1993        1992        1991
                                                             ------      ------      ------
                                                                 (millions of dollars)
    Operating taxes.....................................     $  540      $  643      $  731
    Federal and other income taxes......................        134          32          19
    Consumer excise and sales taxes.....................      2,728       2,551       2,499

12. INVESTMENTS

     Investments in companies in which Shell Oil has a voting stock interest of 20 percent, but not more than 50 percent, and certain partnerships, are accounted for on an equity basis. These include Saudi Petrochemical Company, a petrochemical company in Saudi Arabia; Syria Shell Holdings, B.V.,* a Dutch holding company with oil and gas producing operations in Syria and the Danish North Sea; Deer Park Refining Limited Partnership, a domestic refining operation; Zeigler Coal Holding Company,** a domestic coal mining operation; and investments in several pipeline companies. The investment in equity companies amounted to $1,486 million, $966 million and $638 million at December 31, 1993, 1992 and 1991, respectively. Shell Oil received dividends from these investments amounting to $63 million, $62 million and $32 million in 1993, 1992 and 1991, respectively. Summarized financial information for the companies and Shell Oil's equity share thereof is as follows:

                                               1993                  1992                 1991
                                         ----------------      ----------------      ---------------
                                                   EQUITY                EQUITY               EQUITY
                                         TOTAL     SHARE       TOTAL     SHARE       TOTAL    SHARE
                                         ------    ------      ------    ------      ------   ------
                                                            (millions of dollars)
COMPANIES ACCOUNTED FOR ON AN
  EQUITY BASIS
     Current assets....................  $1,199    $  402      $  982    $  401      $  761   $  355
     Noncurrent assets.................   5,712     2,162       3,566     1,529       2,704    1,330
     Current liabilities...............   1,250       501         803       326         608      279
     Noncurrent liabilities............   2,890     1,095       2,623     1,040       1,909      896
     Deferred income taxes.............     229        57          55        14          57       15
     Revenues..........................   2,600       894       1,280       515       1,115      462
     Net income........................     143        50         135        51          45       11

- ------------
 * Shell Oil's investment in 1993 of $389 million in a Dutch affiliate, as discussed in Note 5, includes an amortizable acquisition premium of $219 million.

** In connection with the sale of Shell Mining Company in 1992, Shell Oil acquired a 25% equity interest in Zeigler Coal Holding Company. Shell Oil's investment of $328 million, includes an amortizable acquisition premium of $317 million.

13.  PROPERTY, PLANT AND EQUIPMENT

     Investments in property, plant and equipment, including capitalized lease assets, were as follows:

                                                             INVESTMENT
                                 -------------------------------------------------------------------
                                        DECEMBER 31, 1993                   DECEMBER 31, 1992
                                 -------------------------------     -------------------------------
                                  COST       RESERVE*      NET        COST       RESERVE*      NET
                                 -------     -------     -------     -------     -------     -------
                                                        (millions of dollars)
PROPERTY, PLANT AND EQUIPMENT
     Exploration and Production
       Oil and gas.............  $22,918     $11,679     $11,239     $23,948     $11,770     $12,178
       Other energy............      151           4         147         161           5         156
     Oil and Chemical
       manufacturing
       facilities..............    8,719       3,947       4,772       8,949       4,058       4,891
     Marketing facilities......    2,831         697       2,134       2,552         637       1,915
     Transportation
       facilities..............      983         576         407         965         570         395
     Other.....................      932         551         381         949         530         419
                                 -------     -------     -------     -------     -------     -------
               TOTAL...........  $36,534     $17,454     $19,080     $37,524     $17,570     $19,954
                                 -------     -------     -------     -------     -------     -------
                                 -------     -------     -------     -------     -------     -------

- ------------

* Accumulated depreciation, depletion and amortization.

14.  POSTRETIREMENT BENEFITS

     The Company and certain of its subsidiaries currently provide health care benefits for retired employees and their dependents. Eligibility for such benefits requires retirement from the Company with entitlement to an immediate pension generally upon the earlier of the attainment of age 50, when such age plus years of service equals 80, or the attainment of age 65. The Company also has life insurance plans in effect which provide for postretirement benefits. These plans are primarily funded by employees; as a result, the cost of such plans to the Company is not material.

     The health care plans for retired employees and their dependents are unfunded defined benefit plans, with the defined benefit being the amounts of the Company's contributions to such plans. Annually, retirees are advised of the amount of the Company's monthly contribution to the plans for the following year and the monthly amount such retirees must pay for the particular coverage desired. Coverage under the plans is arranged through insurance companies. The Company's portion of premium payments was $44 million in 1993, $38 million in 1992 and $30 million in 1991.

     The assumed annual health care cost trend rate used in measuring the accumulated postretirement benefit obligation (APBO) was 10% in 1993, and 8% in 1994, gradually declining to 5% by the year 2003, and remaining at that level thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the APBO by approximately $127 million and the aggregate of the 1993 service cost and interest cost components of expense by $13 million. The APBO as of December 31, 1993 and 1992 was based on discount rates of 7.5% and 8.5%, respectively. Unrecognized net gains or losses in excess of 10% of the APBO (corridor) are amortized over three years.

     Net postretirement benefits cost consisted of the following:

                                                                      1993       1992
                                                                      ---        ----
                                                                   (millions of dollars)
        Service cost for benefits earned...........................   $12        $ 22
        Interest cost on the APBO..................................    67          79
        Net amortization and deferral..............................   (35)         --
        Plan curtailment...........................................    21          14
                                                                      ---        ----
               TOTAL...............................................   $65        $115
                                                                      ---        ----
                                                                      ---        ----

     The postretirement benefit plan status at December 31 was as follows:

                                                                       1993      1992
                                                                       ----      ----
                                                                   (millions of dollars)
        Accumulated postretirement benefit obligation
          Retirees...................................................  $651      $565
          Fully eligible active plan participants....................    35       119
          Other active plan participants.............................   252       292
                                                                       ----      ----
               TOTAL.................................................  $938      $976
        Plan assets at fair value....................................    --        --
                                                                       ----      ----
        Accumulated postretirement benefit obligation in excess of plan
          assets.....................................................  $938      $976
        Unrecognized gain from past experience different from that
          assumed and from changes in assumptions....................    34        --
        Prior service gain not yet recognized in net periodic
          postretirement benefit cost................................    20        --
                                                                       ----      ----
               ACCRUED POSTRETIREMENT BENEFIT COST...................  $992      $976
                                                                       ----      ----
                                                                       ----      ----

15. PENSION PLANS AND PROVIDENT FUND

     The Shell Pension Plan covers employees of the Company and certain subsidiaries. Benefits are based on years of service and the employee's average final compensation. Contributions to the Shell Pension Trust of $75 million in 1992 were determined based on utilization of the projected unit credit actuarial method, on rates determined to be reasonable by an independent actuary, and a methodology that meets the requirements of the Employee Retirement Income Security Act. There were no contributions to the Shell Pension Trust in 1993 due to the full-funding limitation of the applicable tax law.

     The plan's funded status at December 31 was as follows:

                                                                      1993           1992
                                                                     ------         ------
                                                                     (millions of dollars)
    Actuarial present value:
      Accumulated benefit obligation including vested benefits of
         $3,530 and $2,990 for 1993 and 1992, respectively.........  $3,849         $3,257
                                                                     ------         ------
      Projected benefit obligation.................................  $4,453         $3,718
    Plan assets at fair value, primarily common stocks and fixed
      income investments...........................................   4,483          4,200
                                                                     ------         ------
    Plan assets in excess of projected benefit obligation..........  $   30         $  482
    Remaining unrecognized net asset existing at date of initial
      application of SFAS No. 87...................................     (66)           (77)
    Unrecognized net (gain) loss from past experience different
      from that assumed and effects of changes in assumptions......     537             52
    Prior service cost not yet recognized in net periodic pension
      cost.........................................................      89             98
                                                                     ------         ------
              NET PREPAID PENSION EXPENSE..........................  $  590         $  555
                                                                     ------         ------
                                                                     ------         ------

     Shell Oil also has a Benefit Restoration Plan and a Senior Staff Plan. The Benefit Restoration Plan generally provides for payments of amounts in excess of limits imposed by federal tax law on benefit payments under the Shell Pension Plan. The Senior Staff Plan provides for defined monthly supplemental pension payments to members of the senior staff (consisting of certain officers and other high-ranking employees). Both of these plans are unfunded. The accumulated benefit obligation for these plans totaled $175 million and $160 million at December 31, 1993 and 1992, respectively. The projected benefit obligation for these plans totaled $211 million and $173 million at December 31, 1993 and 1992, respectively. Of the 1993 projected benefit obligation amount, $135 million will be expensed in the future and $76 million of unfunded accrued pension cost is included in liabilities on the Consolidated Balance Sheet. The estimated additional minimum pension liability on December 31, 1993 and 1992 was $83 million and $68 million, respectively.

     The components of net pension expense for the Shell Pension Plan, Benefit Restoration Plan and Senior Staff Plan were:

                                                               1993       1992       1991
                                                               ----       ----       ----
                                                                  (millions of dollars)
    Service cost -- benefits earned during the period.......   $  87      $  82      $  77
    Interest cost on projected benefit obligation...........     311        300        288
    Actual return on plan assets*...........................    (538)      (203)      (704)
    Net amortization and deferral*..........................     134       (176)       349
                                                               -----      -----      -----
           NET PENSION EXPENSE..............................   $  (6)     $   3      $  10
                                                               -----      -----      -----
                                                               -----      -----      -----

- ------------

* Estimated long-term rates of return on plan assets of 10 percent in 1993, 1992 and 1991 were used in determining pension expense for the period. The difference between actual return and estimated return is included in Net amortization and deferral.

     Current year pension expense is based on measurements of the projected benefit obligation and the market-related value of plan assets as of the end of the previous year. The projected benefit obligation as of December 31, 1993 and 1992 was based on discount rates of 7 percent and 8.25 percent, respectively, and an average long-term rate of compensation growth of 5 percent for 1993 and 1992.

     The Shell Provident Fund covers employees of the Company and certain subsidiaries after stated periods of service, and provides for contributions into the Fund by the employing company of a stated percentage of the employees' salaries and wages. Employees may contribute amounts up to the stated percentage.

     Total cost of these plans was as follows:

                                                                  1993      1992      1991
                                                                  ----      ----      ----
                                                                   (millions of dollars)
    Pension plans..............................................   $ (6)     $  3      $ 10
    Provident Fund.............................................     96       103       106
                                                                  ----      ----      ----
           TOTAL...............................................   $ 90      $106      $116
                                                                  ----      ----      ----
                                                                  ----      ----      ----

     In addition, several subsidiary companies have separate pension plans using actuarial rates and assumptions determined to be appropriate to these companies. These plans are relatively small and have not been included above.

16. CONTINGENCIES

     Shell Oil is subject to a number of possible loss contingencies. These include actions based upon environmental laws involving present and past operating and waste disposal locations, private claims, and product liability actions. In addition, federal, state and local income, property and excise tax returns are being examined and certain interpretations by Shell Oil of complex tax statutes, regulations and practices are being challenged.

     Shell Oil has received allegations or claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar state statutes that it is involved at 189 sites, including the Rocky Mountain Arsenal
(RMA) and the McColl site as discussed below. As of December 1993, discussions or activities were ongoing concerning 110 of these sites, in some cases in the early stages. During 1993, expenses recorded under CERCLA and such state statutes relating to the 189 sites were approximately $250 million. Shell Oil also has certain obligations under the Resource Conservation and Recovery Act
(RCRA) and similar state laws regarding corrective action at manufacturing locations and provides assurances regarding its financial ability to meet certain closure and post-closure obligations that will arise in the future at such locations under such laws.

     The United States and the Company have entered into a consent decree to settle environmental claims at the RMA whereby the Company would pay 50 percent of amounts expended for remedial costs and natural resource damages up to $500 million; 35 percent of expenditures between $500 million and $700 million; and 20 percent of expenditures in excess of $700 million. Based on its proposed remediation alternative, the Company has accrued $500 million for its share of related costs including the provision of $215 million in 1993 and $105 million in 1992. The Company's share of expenditures through December 31, 1993 was approximately $213 million. A final remediation plan is not expected before 1995.

     In 1983 the Company was named as one of several potentially responsible parties for the costs of cleanup of the McColl site which was used for the disposal of refining waste from 1942 to 1946. The Environmental Protection Agency (EPA) and the State of California sued the Company and others in February 1991. In April 1991 the Company and others filed a counterclaim for contribution naming the United States Department of Defense and others, since the waste disposal at the McColl site arose primarily from the production of fuel for the United States military during World War II. In June 1993 the EPA selected Soft Material Solidification as the remedy, with a contingency for RCRA equivalent closure. The EPA states that the cost of its remedy is expected to be $79 million but could go as high as $120 million. In September 1993 the court ruled the Company and other defendants liable for the costs of remediation but has yet to rule on the counterclaim for contribution.

     In December 1993 a Los Angeles Superior Court jury, in two consolidated lawsuits against the Company and its subsidiary, returned a verdict for the plaintiffs in the amount of $46.9 million compensatory damages and $173 million punitive damages. Both cases involve the condition of the Dominguez oil field. Plaintiffs alleged they were defrauded, that the oil and gas lease was breached, and that soil contamination on the property constitutes a continuing trespass. Final resolution through the appeals' process could take two or more years. The Company and its subsidiary believe the verdict was wrong and expect ultimately to prevail in the litigation.

     The Company is a party to litigation regarding Nemagon(R), an agricultural chemical containing DBCP manufactured and sold by it from 1955 to 1978. In California, the claims involve alleged contamination of water wells based on recent revisions to governmental standards. The claims in the litigation seek the cost of cleanup and future monitoring of such water wells. The Company is a co-defendant in these cases with other substantial manufacturers and suppliers of the same chemical. In Texas, ten cases, including three alleged class actions, were filed in 1993 against the Company, other substantial manufacturers and suppliers of DBCP and various banana growers. These actions allege that the plaintiffs suffer fertility problems arising from exposure to DBCP while working on banana plantations outside the United States. The Company is contesting whether any injury has in fact been incurred by plaintiffs, whether DBCP was in fact the cause of any such injury as may exist, and in any case if the Company was a supplier or otherwise has liability in connection with any such injury.

     Since 1984 the Company has been named as a defendant in numerous product liability cases, including class actions, involving the failure of plumbing systems in the U.S. constructed with polybutylene plastic pipe. The Company manufactured the resin used to make the pipe in these systems. Two other substantial manufacturers made the resin for the polyacetal fittings used in these systems and are also defendants in these cases, as are the fabricators and installers of the systems. The plaintiffs in the litigation claim actual and punitive damages arising primarily from leaking residential plumbing systems. The Company's position and most of the judgments to date have confirmed that most of the leaks have occurred due to failure of the polyacetal fitting system, which is no longer used. Almost all the current claims outside of litigation are handled through a joint venture established by the Company and two other co-defendants. The joint venture makes arrangements for the repair of leaking polybutylene pipe systems, the costs of which are allocated on a variable basis depending on the component part manufacturer and the producer of the polyacetal resin used.

     The Company is attempting to establish insurance coverage at the RMA through 1969 and for the McColl site and other environmental claims. Declaratory judgment actions have also been filed to confirm insurance covering polybutylene through 1985 and insurance covering Nemagon(R) claims.

     The Company's assessment of these matters is continuing. Future provisions may be required as administrative and judicial proceedings progress and the scope and nature of remediation programs and related costs estimates are clarified. However, while periodic results may be significantly affected by these matters, based upon developments to date, the management of the Company anticipates that the Company will be able to meet related obligations without material adverse effect on its financial position.

17. COMMITMENTS

     Shell Oil conducts a portion of its operations using leased facilities which include service stations, barges and tankers, and other facilities. Future minimum payments under operating and capital leases with initial or remaining terms of one year or more consisted of the following at December 31, 1993:

                                                                    OPERATING        CAPITALIZED
                                                                    LEASES           LEASES
                                                                    (millions of dollars)
    1994..........................................................  $  159           $   1
    1995..........................................................     119               1
    1996..........................................................      94              --
    1997..........................................................      74              --
    1998..........................................................      51              --
    Thereafter....................................................     806              --
                                                                    ------           -----
              Total minimum lease payments*.......................  $1,303               2
    Estimated executory costs (such as taxes, maintenance,
      insurance, operating costs).................................                      --
                                                                                     -----
              Net minimum lease payments..........................                       2
    Imputed interest..............................................                      (1)
                                                                                     -----
              Present value of net minimum lease payments**.......                   $   1
                                                                                     -----
                                                                                     -----

                                                   (See notes on following page)

- ------------

 * Minimum lease payments have not been reduced by minimum sublease rentals of $4 million due in the future under noncancelable subleases for operating leases. There were no contingent rentals applicable to capital leases.

** Of the amount shown, substantially all is reflected in Long-term debt on the Consolidated Balance Sheet.

     The composition of total rental expense for all operating leases, except those with terms of a month or less that were not renewed, was as follows:

                                                                1993       1992       1991
                                                                ----       ----       ----
                                                                  (millions of dollars)
    Minimum rentals...........................................  $336       $351       $405
    Contingent rentals
      (Based on sales volumes)................................     2          3          3
    Less sublease rentals.....................................   (42)       (45)       (46)
                                                                ----       ----       ----
              Total...........................................  $296       $309       $362
                                                                ----       ----       ----
                                                                ----       ----       ----

     Under long-term agreements with an offshore port and certain pipeline companies in which stock interests are held, Shell Oil may be required to advance funds against future transportation charges in the event such companies are unable to meet their financial obligations. In addition, at December 31, 1993, Shell Oil had substantial commitments including those related to agreements for the purchase of materials and services, and to the acquisition and building of facilities, all made in the normal course of business.

18.  OPERATING SEGMENTS INFORMATION

     Operating segments information for the years 1993, 1992 and 1991 is presented below. Income taxes are allocated to segments on the basis of contributions to taxable income reduced by applicable tax credits. Shell Oil's activity outside the United States has not reached a level warranting separate geographical reporting.

                                               OIL AND
                                                 GAS
                                               EXPLORATION
                                               AND           OIL     CHEMICAL
                                               PRODUCTION  PRODUCTS  PRODUCTS   OTHER     TOTAL
                                               -------     -------   --------   ------   -------
                                                             (millions of dollars)
1993 SUMMARY STATEMENT OF INCOME
     Sales and other operating revenue......   $ 1,418     $15,462   $ 3,687    $  282   $20,849
     Other revenue..........................        96           8        16        --       120
     Intersegment transfers.................     2,492         949       172        --        --
                                               -------     -------   --------   ------   -------
               TOTAL REVENUE................     4,006      16,419     3,875       282    20,969(1)
     Costs and operating expenses...........     2,110      15,708     3,315       299    17,819(1)
     Depreciation, amortization, etc........     1,225         253       232        11     1,721
                                               -------     -------   --------   ------   -------
               OPERATING PROFIT (LOSS)......       671         458       328       (28)    1,429
     Corporate expense--allocated...........        53          25        24         1       103
     Income tax expense--allocated..........       163         163       119       (20)      425
     Equity in net (income) loss of
       others...............................       (23)        (15)      (35 )      18       (55)
                                               -------     -------   --------   ------   -------
               INCOME (LOSS) FROM ONGOING
                 OPERATIONS.................       478         285       220       (27)      956
     Other charges(4).......................         1           5       185        --       191*
                                               -------     -------   --------   ------   -------
               SEGMENT NET INCOME (LOSS)....   $   477     $   280   $    35    $  (27)  $   765
     Nonallocated costs.....................                                                 (16)(5)
                                                                                         -------
               NET INCOME...................                                             $   781
                                                                                         -------
                                                                                         -------

                                             (Table continued on following page)

                                               OIL AND
                                                 GAS
                                               EXPLORATION
                                               AND           OIL     CHEMICAL
                                               PRODUCTION  PRODUCTS  PRODUCTS   OTHER     TOTAL
                                               -------     -------   --------   ------   -------
                                                             (millions of dollars)
1993 CAPITAL EXPENDITURES...................   $   877     $   704   $   319    $   20   $ 1,981(2)
IDENTIFIABLE ASSETS DECEMBER 31, 1993.......   $12,697     $ 7,232   $ 4,312    $  659   $26,851(3)
1992 SUMMARY STATEMENT OF INCOME
     Sales and other operating revenue......   $ 1,280     $15,650   $ 3,354    $  869   $21,153
     Other revenue..........................       113          11        39         5       168
     Intersegment transfers.................     3,032       1,007       129        --        --
                                               -------     -------   --------   ------   -------
               TOTAL REVENUE................     4,425      16,668     3,522       874    21,321(1)
     Costs and operating expenses...........     2,404      16,347     3,133       888    18,604(1)
     Depreciation, amortization, etc........     1,539         259       216        53     2,067
                                               -------     -------   --------   ------   -------
               OPERATING PROFIT (LOSS)......       482          62       173       (67)      650
     Corporate expense--allocated...........        62          70        30         7       169
     Income tax expense--allocated..........       (29)          3        48        (3)       19
     Equity in net (income) loss of
       others...............................       (20)        (19)        2        (1)      (38)
                                               -------     -------   --------   ------   -------
               INCOME (LOSS) FROM ONGOING
                 OPERATIONS.................       469           8        93       (70)      500
     Other charges(4).......................        --           2        81        --        83
                                               -------     -------   --------   ------   -------
               SEGMENT NET INCOME (LOSS)....   $   469     $     6   $    12    $  (70)  $   417
                                                                                         -------
     Nonallocated costs.....................                                                 (28)(5)
     Cumulative effect of accounting
       changes..............................                                                (635)
                                                                                         -------
               NET INCOME (LOSS)............                                             $  (190)
                                                                                         -------
                                                                                         -------
1992 CAPITAL EXPENDITURES...................   $   877     $   790   $   424    $   70   $ 2,239(2)
IDENTIFIABLE ASSETS DECEMBER 31, 1992.......   $13,525     $ 7,107   $ 4,131    $  740   $26,970(3)

   See footnotes following the remainder of the segment report on next page.

                                               OIL AND
                                                 GAS
                                               EXPLORATION
                                               AND           OIL     CHEMICAL
                                               PRODUCTION  PRODUCTS  PRODUCTS   OTHER     TOTAL
                                               -------     -------   --------   ------   -------
                                                             (millions of dollars)
1991 SUMMARY STATEMENT OF INCOME
     Sales and other operating revenue......   $ 1,021     $16,798   $ 3,378    $  996   $22,193
     Other revenue..........................        49          38        50         8       145
     Intersegment transfers.................     3,268       1,047       157        --        --
                                               -------     -------   --------   ------   -------
               TOTAL REVENUE................     4,338      17,883     3,585     1,004    22,338(1)
     Costs and operating expenses...........     2,558      17,717     3,090       917    19,810(1)
     Depreciation, amortization, etc........     1,371         401       221        55     2,048
                                               -------     -------   --------   ------   -------
               OPERATING PROFIT (LOSS)......       409        (235)      274        32       480
     Corporate expense--allocated...........        71          70        31         5       177
     Income tax expense--allocated..........       111        (128)       53         3        39
     Equity in net (income) loss of
       others...............................       (15)        (16)       27        --        (4)
                                               -------     -------   --------   ------   -------
               INCOME (LOSS) FROM ONGOING
                 OPERATIONS.................       242        (161)      163        24       268
     Other charges(4).......................         1           3         6        --        10
                                               -------     -------   --------   ------   -------
               SEGMENT NET INCOME (LOSS)....   $   241     $  (164)  $   157    $   24   $   258
     Nonallocated costs.....................                                                 238
                                                                                         -------
               NET INCOME...................                                             $    20
                                                                                         -------
                                                                                         -------
1991 CAPITAL EXPENDITURES...................   $ 1,421     $   805   $   199    $   84   $ 2,615(2)
IDENTIFIABLE ASSETS DECEMBER 31, 1991.......   $14,487     $ 6,812   $ 3,989    $1,620   $27,998(3)

                                                   (See notes on following page)

- ------------

(1) After elimination of intersegment transfers of $3,613 million in 1993, $4,168 million in 1992, and $4,472 million in 1991, which are based on estimated market-related values.

(2) Includes non-segment capital expenditures of $61 million in 1993, $78 million in 1992 and $106 million in 1991.

(3) Includes non-segment assets of $1,951 million in 1993, $1,467 million in 1992 and $1,090 million in 1991.

(4) Amounts associated with major product classifications for which there has been no revenue stream or investment in the last 5 years. For 1992 and 1991, these costs have been reclassified from "Costs and operating expenses."

(5) Nonallocated costs in 1993 includes a favorable prior-year tax adjustment of $161 million. Nonallocated costs in 1992 includes interest income of $207 million related to a prior-year tax adjustment.

* Certain 1993 environmental and litigation provisions previously reported as "Nonallocated costs" have been reclassified to segment costs.

19. SUMMARIZED FINANCIAL INFORMATION -- SHELL PIPE LINE CORPORATION

     The following summarized financial information for Shell Pipe Line Corporation, a wholly owned subsidiary of Shell Oil Company, is presented here for the information of holders of Shell Pipe Line Corporation's 7 1/2% Guaranteed Sinking Fund Debentures Due 1999, which are fully guaranteed by Shell Oil Company.

                                                                    1993     1992*    1991*
                                                                    ----     ----     ----
                                                                    (millions of dollars)
    SHELL PIPE LINE CORPORATION
         Current assets.........................................    $115     $ 50     $ 55
         Noncurrent assets......................................     299      286      249
         Current liabilities....................................      58       82       62
         Noncurrent liabilities.................................      71       65       56
         Revenue................................................     271      281      248
         Operating income.......................................     120      103       77
         Net income.............................................      97      103       81

- ---------------

* Certain balances have been restated to conform with Shell Oil's consolidated financial reporting.

20. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

                                                1993                                1992
                                  ---------------------------------   ---------------------------------
                                  FIRST    SECOND   THIRD    FOURTH   FIRST*   SECOND*  THIRD*   FOURTH
                                  ------   ------   ------   ------   ------   ------   ------   ------
                                                          (millions of dollars)
     Sales and other operating
       revenue..................  $4,999   $5,404   $5,314   $5,136   $4,765   $5,275   $5,621   $5,499
     Revenues, less purchases
       and operating expenses...   1,319    1,261    1,058    1,088    1,296    1,333    1,338    1,116
     Income before income
       taxes....................     391      281       90      153      207      265       86      (81)
                                  ------   ------   ------   ------   ------   ------   ------   ------
     Income from operations.....     239      203      187      152      183      173       18       71
     Cumulative effect of
       accounting changes.......      --       --       --       --     (635)      --       --       --
                                  ------   ------   ------   ------   ------   ------   ------   ------
     Net income.................  $  239   $  203   $  187   $  152   $ (452)  $  173   $   18   $   71
                                  ------   ------   ------   ------   ------   ------   ------   ------
                                  ------   ------   ------   ------   ------   ------   ------   ------

- ---------------

* Restated for Accounting Changes as discussed in Note 2 of the Notes to Consolidated Financial Statements.

                       SHELL OIL COMPANY AND SUBSIDIARIES

            SCHEDULE V -- CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT

                             (MILLIONS OF DOLLARS)

                                 BALANCE                                                          BALANCE
                                   AT                                   TRANSFERS                   AT
                                 BEGINNING                 RETIREMENTS  BETWEEN                    CLOSE
                                   OF         ADDITIONS      OR         CLASSI-       OTHER         OF
        CLASSIFICATION           PERIOD       AT COST       SALES       FICATIONS    CHANGES      PERIOD
- ------------------------------   -------      -------      -------      -------      -------      -------
YEAR ENDED DECEMBER 31, 1993
Exploration and Production
  Oil and gas.................   $23,948      $   877      $ 1,922      $    16      $    --      $22,919
  Other.......................       161           --           10           --           --          151
Oil and Chemical manufacturing
  facilities..................     8,949          639          851            5          (23)       8,719
Marketing facilities..........     2,552          340           65            4           --        2,831
Transportation facilities.....       965           44           23            1           (4)         983
Other.........................       949           81           62          (19)         (18)         931
                                 -------      -------      -------      -------      -------      -------
          Total...............   $37,524      $ 1,981      $ 2,933      $     7(2)   $   (45)(1)  $36,534
                                 -------      -------      -------      -------      -------      -------
                                 -------      -------      -------      -------      -------      -------
YEAR ENDED DECEMBER 31, 1992
Exploration and Production
  Oil and gas.................   $24,973      $   877      $ 1,903      $     1      $    --      $23,948
  Other.......................     1,600           60        1,499           --           --          161
Oil and Chemical manufacturing
  facilities..................     8,244          874           60         (104)          (5)       8,949
Marketing facilities..........     2,290          282          108           88           --        2,552
Transportation facilities.....       919           51           37           32           --          965
Other.........................     1,002           95          130           (9)          (9)         949
                                 -------      -------      -------      -------      -------      -------
          Total...............   $39,028      $ 2,239      $ 3,737      $     8(2)   $   (14)(1)  $37,524
                                 -------      -------      -------      -------      -------      -------
                                 -------      -------      -------      -------      -------      -------
YEAR ENDED DECEMBER 31, 1991
Exploration and Production
  Oil and gas.................   $24,339      $ 1,421      $   801      $    21      $    (7)     $24,973
  Other.......................     1,538           72           10           --           --        1,600
Oil and Chemical manufacturing
  facilities..................     8,102          740          595            5           (8)       8,244
Marketing facilities..........     2,140          217           64           (3)          --        2,290
Transportation facilities.....       898           47           26           --           --          919
Other.........................       997          118           80          (13)         (20)       1,002
                                 -------      -------      -------      -------      -------      -------
          Total...............   $38,014      $ 2,615      $ 1,576      $    10(2)   $   (35)(1)  $39,028
                                 -------      -------      -------      -------      -------      -------
                                 -------      -------      -------      -------      -------      -------

- ------------

(1) Reclassification to Investments, Long-Term Receivables and Deferred Charges of certain capital stock, realty purchases and other items included as capital expenditures under Additions at Cost.

(2) Net amount is capitalization of depreciation which is offset on Schedule VI.

                       SHELL OIL COMPANY AND SUBSIDIARIES

      SCHEDULE VI -- CONSOLIDATED ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                             (MILLIONS OF DOLLARS)

                                      BALANCE                 RETIREMENTS                         BALANCE
                                        AT        ADDITIONS   RENEWALS    TRANSFERS                 AT
                                      BEGINNING   CHARGED       AND       BETWEEN                  CLOSE
                                        OF          TO        REPLACE-    CLASSI-      OTHER        OF
            DESCRIPTION               PERIOD      INCOME(1)    MENTS      FICATIONS   CHANGES     PERIOD
- -----------------------------------   -------     -------     -------     -------     -------     -------
YEAR ENDED DECEMBER 31, 1993
Exploration and Production
  Oil and gas......................   $11,770     $ 1,210     $ 1,310     $     9     $    --     $11,679
  Other............................         5           7           8          --          --           4
Oil and Chemical manufacturing
  facilities.......................     4,058         354         468           3          --       3,947
Marketing facilities...............       637         105          45          --          --         697
Transportation facilities..........       570          29          22          (1)         --         576
Other..............................       530          80          55          (4)         --         551
                                      -------     -------     -------     -------     -------     -------
          Total....................   $17,570       1,785     $ 1,908     $     7(2)  $    --     $17,454
                                      -------                 -------     -------     -------     -------
                                      -------                 -------     -------     -------     -------
       Net gain on retirements.....                   (46)
                                                  -------
       Amount per Statement of
          Income...................               $ 1,739
                                                  -------
                                                  -------
YEAR ENDED DECEMBER 31, 1992
Exploration and Production
  Oil and gas......................   $11,727     $ 1,338     $ 1,303     $     8     $    --     $11,770
  Other............................       345          49         389          --          --           5
Oil and Chemical manufacturing
  facilities.......................     3,813         333          56         (32)         --       4,058
Marketing facilities...............       569          96          60          32          --         637
Transportation facilities..........       577          27          35           1          --         570
Other..............................       559          83         111          (1)         --         530
                                      -------     -------     -------     -------     -------     -------
          Total....................   $17,590       1,926     $ 1,954     $     8(2)  $    --     $17,570
                                      -------                 -------     -------     -------     -------
                                      -------                 -------     -------     -------     -------
       Net loss on retirements.....                   156
                                                  -------
       Amount per Statement of
          Income...................               $ 2,082
                                                  -------
                                                  -------
YEAR ENDED DECEMBER 31, 1991
Exploration and Production
  Oil and gas......................   $11,119     $ 1,240     $   643     $    11     $    --     $11,727
  Other............................       302          50           7          --          --         345
Oil and Chemical manufacturing
  facilities.......................     3,774         343         307           3          --       3,813
Marketing facilities...............       527          86          42          (2)         --         569
Transportation facilities..........       564          32          18          (1)         --         577
Other..............................       536          94          70          (1)         --         559
                                      -------     -------     -------     -------     -------     -------
          Total....................   $16,822     $ 1,845     $ 1,087     $    10(2)  $    --     $17,590
                                      -------                 -------     -------     -------     -------
                                      -------                 -------     -------     -------     -------
       Net loss on retirements.....                   217
                                                  -------
       Amount per Statement of
          Income...................               $ 2,062
                                                  -------
                                                  -------

- ------------

(1) Policies governing depreciation, depletion, amortization and dry hole costs are stated in Note 1 of the Notes to Consolidated Financial Statements.

(2) Refer to Schedule V.

                       SHELL OIL COMPANY AND SUBSIDIARIES

           SCHEDULE VII -- GUARANTEES OF SECURITIES OF OTHER ISSUERS

                             (MILLIONS OF DOLLARS)
                               DECEMBER 31, 1993

                                                                                  TOTAL AMOUNT
                                                                                   GUARANTEED
 NAME OF ISSUER OF SECURITIES                                                         AND
          GUARANTEED                             TITLE OF ISSUE                   OUTSTANDING
- ------------------------------                   --------------                   -----------
                                Notes at various interest rates, due
Plantation Pipe Line Company    1994-2001.......................................      $  3
                                Variable rate tax-exempt Industrial Revenue
Zeigler Coal Holding Company    Bonds...........................................      $146

     None of the guaranteed securities were owned by Shell Oil or held by issuer. All guaranteed securities are guaranteed as to principal and interest.

     None of the guaranteed securities were in default as of December 31, 1993.

               SCHEDULE IX -- CONSOLIDATED SHORT-TERM BORROWINGS

                             (MILLIONS OF DOLLARS)

                                                                     YEARS ENDED DECEMBER 31
                                                                   ----------------------------
                                                                    1993       1992       1991
                                                                   ------     ------     ------
COMMERCIAL NOTES
Balance at end of year...........................................  $  502     $  502     $1,723
     Weighted average interest rate..............................     3.2%       3.5%       4.6%
Maximum amount outstanding during the period.....................  $  558     $1,720     $2,333
Average amount outstanding during the period.....................  $  493     $1,137     $1,924
     Weighted average interest rate..............................     3.1%       3.9%       5.7%
BANK LOANS
Balance at end of year...........................................  $   50     $  218     $  309
     Weighted average interest rate..............................     3.2%       3.5%       4.9%
Maximum amount outstanding during the period.....................  $  233     $  388     $  375
Average amount outstanding during the period.....................  $  163     $  309     $  350
     Weighted average interest rate..............................     3.1%       3.8%       5.9%
INDUSTRIAL REVENUE BONDS
Balance at end of year...........................................  $  197     $  172     $  292
     Weighted average interest rate..............................     4.3%       3.6%       5.3%
Maximum amount outstanding during the period.....................  $  197     $  297     $  292
Average amount outstanding during the period.....................  $  178     $  283     $  188
     Weighted average interest rate..............................     2.2%       2.6%       4.2%

                SCHEDULE X -- CONSOLIDATED SUPPLEMENTARY INCOME
                             STATEMENT INFORMATION

                             (MILLIONS OF DOLLARS)

                                                                     YEARS ENDED DECEMBER 31
                                                                   ----------------------------
                                                                    1993       1992       1991
                                                                   ------     ------     ------
AMOUNTS CHARGED TO COSTS AND EXPENSES
Maintenance and repairs..........................................  $  846     $1,092     $1,403

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1994.

                                          SHELL OIL COMPANY
                                            (Registrant)

                                          By          PHILIP J. CARROLL
                                            ------------------------------------
                                               (Philip J. Carroll, President)

                            ------------------------

                               POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints Philip
J. Carroll, S. A. Lackey, and Jack B. Edrington, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                            ------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 1994 by the following persons on behalf of the Registrant in the capacities indicated.

                  SIGNATURE                                 TITLE
                  ---------                                 -----
              PHILIP J. CARROLL                     President and Director
- ---------------------------------------------   (Principal Executive Officer)
             (Philip J. Carroll)

              P. G. TURBERVILLE                   Vice President -- Finance
- ---------------------------------------------   (Principal Financial Officer)
             (P. G. Turberville)

               HENRY E. BLECHL                  Controller and General Auditor
- ---------------------------------------------   (Principal Accounting Officer)
              (Henry E. Blechl)

                                                           Director
- ---------------------------------------------
            (Joseph E. Antonini)

               RAND V. ARASKOG                             Director
- ---------------------------------------------
              (Rand V. Araskog)

                                             (Signatures continued on next page)

(Signatures continued from preceding page)

                  SIGNATURE                                 TITLE
              ROBERT F. DANIELL                            Director
- ---------------------------------------------
             (Robert F. Daniell)
            C. A. J. HERKSTRoTER                           Director
- ---------------------------------------------
           (C. A. J. Herkstroter)
              JOHN S. JENNINGS                             Director
- ---------------------------------------------
             (John S. Jennings)
               JACK E. LITTLE                              Director
- ---------------------------------------------
              (Jack E. Little)
              HAROLD A. POLING                             Director
- ---------------------------------------------
             (Harold A. Poling)
              JOHN F. WOODHOUSE                            Director
- ---------------------------------------------
             (John F. Woodhouse)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.     DESCRIPTION                                                               PAGE NO.
- -------   -----------                                                               --------
   3      Articles of Incorporation and By-Laws.....................................     *
  10      Material Contracts:
                (i)  Letter Agreement between Registrant and Shell Internationale
                     Research Maatschappij B. V.....................................    58
               (ii)  Agreement for Research Services................................    59
  12      Computation of Ratio of Earnings to Fixed Charges.........................    64
  21      Subsidiaries of the Registrant............................................    65
  23      Consent of Independent Accountants........................................    66
  24      Powers of Attorney........................................................    55

- ------------

 * Incorporated by reference; see Item 14c, page 31.