Form 10-Q
period 1994-03-31
SHELL OIL CO
filed 1994-05-05
CIK 89629

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1994
                                       OR
[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________________ to _______________________

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

       Registrant's Telephone Number, Including Area Code (713) 241-6161

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    [X]       No    [ ].

The number of shares of Common Stock, $10.00 par value, outstanding as of April 30, 1994 - 1,000 shares.

                               _______________

                        OMISSION OF CERTAIN INFORMATION

In accordance with General Instruction H of Form 10-Q, the registrant is omitting Part II, Items 2, 3, and 4 because:

(1) Royal Dutch Petroleum Company, a Netherlands company, and the"Shell" Transport and Trading Company, public limited company, an English company, each of which is a reporting company under the Securities Exchange Act of 1934 that has filed all material required to be filed by it pursuant to
Section 13, 14, or 15(d) thereof, own directly or indirectly 60 percent and 40 percent, respectively, of the shares of the companies of the Royal Dutch/Shell Group of Companies, including all the equity securities of the registrant; and

(2) during the preceding thirty-six calendar months and any subsequent period of days, there has not been any material default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within thirty days with respect to any indebtedness of the registrant or its subsidiaries, and there has not been any material default in the payment by the registrant or its subsidiaries of rentals under material long-term leases.

================================================================================

                         PART I. FINANCIAL INFORMATION

                       SHELL OIL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                              Millions of Dollars


                                                                                       First Quarter
                                                                                  ----------------------
                                                                                   1994            1993
                                                                                  ------          ------
REVENUES
    Sales and other operating revenue   . . . . . . . . . . . . . . . . . . .     $5,515          $5,611
    Less:  Consumer excise and sales taxes  . . . . . . . . . . . . . . . . .        742             612
                                                                                  ------          ------
                                                                                   4,773           4,999
    Equity earnings, interest and other income  . . . . . . . . . . . . . . .         41             117
                                                                                  ------          ------
             TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,814           5,116
                                                                                  ------          ------

COSTS AND EXPENSES
    Purchases and operating expenses  . . . . . . . . . . . . . . . . . . . .      3,629           3,797
    Selling, general and administrative expenses  . . . . . . . . . . . . . .        222             185
    Exploration, including exploratory dry holes  . . . . . . . . . . . . . .         35              78
    Research expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .         28              39
    Depreciation, depletion, amortization and retirements   . . . . . . . . .        438             417
    Interest and discount amortization  . . . . . . . . . . . . . . . . . . .         40              55
    Operating taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        127             154
                                                                                  ------          ------
             TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,519           4,725
                                                                                  ------          ------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . .        295             391
    Federal and Other Income Taxes  . . . . . . . . . . . . . . . . . . . . .        116             152
                                                                                  ------          ------

NET INCOME    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  179          $  239
                                                                                  ======          ======

                       SHELL OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              Millions of Dollars


                                                                                MARCH 31         DECEMBER 31
                                                                               ----------        -----------
                                                                                  1994              1993
                                                                               ----------        -----------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . .          $   898           $ 1,296
    Short-term investments  . . . . . . . . . . . . . . . . . . . . . .              150                --
    Receivables and prepayments, less allowance for
         doubtful accounts  . . . . . . . . . . . . . . . . . . . . . .            2,445             2,546
    Inventories of oils and chemicals   . . . . . . . . . . . . . . . .              745               686
    Inventories of materials and supplies   . . . . . . . . . . . . . .              224               228
                                                                                 -------           -------
             TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . .            4,462             4,756
INVESTMENTS, LONG-TERM RECEIVABLES AND DEFERRED CHARGES . . . . . . . .            3,051             3,015
PROPERTY, PLANT AND EQUIPMENT AT COST, LESS
    ACCUMULATED DEPRECIATION, DEPLETION AND
    AMORTIZATION OF $17,830 AT MARCH 31, 1994
    AND $17,454 AT DECEMBER 31, 1993  . . . . . . . . . . . . . . . . .           19,067            19,080
                                                                                 -------           -------
             TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . .          $26,580           $26,851
                                                                                 =======           =======



LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
    Accounts payable - trade  . . . . . . . . . . . . . . . . . . . . .          $ 1,563           $ 1,689
    Other payables and accruals   . . . . . . . . . . . . . . . . . . .              686               882
    Income, operating and consumer taxes  . . . . . . . . . . . . . . .              794               596
    Short-term debt   . . . . . . . . . . . . . . . . . . . . . . . . .            1,328             1,316
                                                                                 -------           -------
            TOTAL CURRENT LIABILITIES   . . . . . . . . . . . . . . . .            4,371             4,483
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,692             1,698
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . .            3,556             3,754
LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .            2,359             2,292
SHAREHOLDER'S EQUITY
    Common stock - 1,000 shares of $10 per share par value  . . . . . .               --                --
    Capital in excess of par value  . . . . . . . . . . . . . . . . . .            2,205             2,205
    Earnings reinvested   . . . . . . . . . . . . . . . . . . . . . . .           12,397            12,419
                                                                                 -------           -------
            TOTAL SHAREHOLDER'S EQUITY  . . . . . . . . . . . . . . . .           14,602            14,624
                                                                                 -------           -------
            TOTAL   . . . . . . . . . . . . . . . . . . . . . . . . . .          $26,580           $26,851
                                                                                 =======           =======


                       SHELL OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Millions of Dollars

                                                                                           FIRST QUARTER
                                                                                     --------------------------
                                                                                       1994              1993
                                                                                     --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   179           $   239
    Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation, depletion, amortization and retirements  . . . . . .             438               417
         Dividends in excess of (less than) equity income . . . . . . . . .               7               (29)
         (Increases) decreases in working capital:
                 Receivables and prepayments  . . . . . . . . . . . . . . .             101                34
                 Inventories  . . . . . . . . . . . . . . . . . . . . . . .             (55)              (61)
                 Current payables and accruals  . . . . . . . . . . . . . .            (124)             (508)
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .            (184)               53
         Other noncurrent items . . . . . . . . . . . . . . . . . . . . . .              (9)               84
                                                                                    -------           -------
                 Net Cash Provided by Operating Activities  . . . . . . . .             353               229
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .            (429)             (321)
    Proceeds from property sales and salvage  . . . . . . . . . . . . . . .              --               248
    Other investments and advances  . . . . . . . . . . . . . . . . . . . .            (128)               32
                                                                                    -------           -------
             Net Cash Used for Investing Activities . . . . . . . . . . . .            (557)              (41)
                                                                                    -------           -------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt  . . . . . . . . . . . . . . .              27                21
    Principal payments on long-term debt  . . . . . . . . . . . . . . . . .             (20)             (252)
    Dividends     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (200)             (188)
    Increase (decrease) in short-term obligations   . . . . . . . . . . . .              (1)               46
                                                                                    -------           -------
             Net Cash Provided by Financing Activities  . . . . . . . . . .            (194)             (373)
                                                                                    -------           -------
NET CASH FLOWS
    Increase (Decrease) in cash and cash equivalents  . . . . . . . . . . .         $  (398)          $  (185)
                                                                                    =======           =======
CASH AND CASH EQUIVALENTS
    Balance at beginning of period  . . . . . . . . . . . . . . . . . . . .         $ 1,296           $   734
    Increase (decrease) in cash and cash equivalents  . . . . . . . . . . .            (398)             (185)
                                                                                    -------           -------
             Balance at end of period . . . . . . . . . . . . . . . . . . .         $   898           $   549
                                                                                    =======           =======


                         OPERATING SEGMENTS INFORMATION
                              Millions of dollars


                                                                                          FIRST QUARTER
                                                                                    --------------------------
                                                                                     1994               1993
                                                                                    -------           --------
Oil and Gas Exploration and Production
    Income from Ongoing Operations  . . . . . . . . . . . . . . . . . . . .          $   71            $  118
    Other charges*  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                 -
                                                                                     ------            ------
         Segment Net Income . . . . . . . . . . . . . . . . . . . . . . . .              71               118

Oil Products
    Income from Ongoing Operations  . . . . . . . . . . . . . . . . . . . .          $  107            $   88
    Other charges*  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (14)                -
                                                                                     ------            ------
         Segment Net Income . . . . . . . . . . . . . . . . . . . . . . . .              93                88

Chemical Products
    Income from Ongoing Operations  . . . . . . . . . . . . . . . . . . . .          $   69            $   86
    Other charges*  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (2)               (6)
                                                                                     ------            ------
         Segment Net Income . . . . . . . . . . . . . . . . . . . . . . . .              67                80

Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  (14)           $   (7)
Corporate Items . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  (38)           $  (40)

Net Income    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  179            $  239

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last 5 years.

                       SHELL OIL COMPANY AND SUBSIDIARIES

                     NOTES TO INTERIM FINANCIAL STATEMENTS

A.  INTERIM FINANCIAL STATEMENT MATTERS

The unaudited financial statements and summarized notes of Shell Oil Company (the Company) and its consolidated subsidiaries (Shell Oil) included in this report do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. The financial information presented in the financial statements included in this report reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Any such adjustments are of a normal recurring nature, except as may otherwise be described in Management's Discussion and Analysis of Financial Condition and Results of Operation.

The results for the first quarter of 1994 should not be construed as necessarily indicative of future financial results.

B.  SUMMARIZED FINANCIAL INFORMATION - SHELL PIPE LINE CORPORATION

         The following summarized financial information for Shell Pipe Line Corporation, a wholly owned subsidiary of Shell Oil Company, is presented here for the information of holders of Shell Pipe Line Corporation's 7 1/2% Guaranteed Sinking Fund Debentures due 1999, which are fully guaranteed by Shell Oil Company.

                                                                               March 31           December 31
                                                                              ----------          -----------
         Millions of dollars                                                     1994                1993
                                                                              ----------          -----------
         Current assets . . . . . . . . . . . . . . . . . . . . . . . .          $130                $115
         Noncurrent assets  . . . . . . . . . . . . . . . . . . . . . .           297                 299
         Current Liabilities  . . . . . . . . . . . . . . . . . . . . .            48                  58
         Noncurrent Liabilities . . . . . . . . . . . . . . . . . . . .            72                  71

                                                                                       First Quarter
                                                                              -------------------------------
         Millions of dollars                                                     1994                1993*
                                                                              -----------         -----------
         Revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 63                $ 60
         Operating income . . . . . . . . . . . . . . . . . . . . . . .            29                  27
         Net income . . . . . . . . . . . . . . . . . . . . . . . . . .            22                  21

* Certain balances have been restated to conform with Shell Oil's consolidated financial reporting.

C.  CONTINGENCIES AND OTHER MATTERS

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

         Shell Oil has received allegations or claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar statutes that it is involved at 195 sites, including the Rocky Mountain Arsenal
(RMA) and the McColl site as discussed below. As of March 1994, discussions or activities were ongoing concerning 115 of these sites, in some cases in the early stages. During 1993, expenses recorded under CERCLA and such state statutes relating to the 195 sites were approximately $250 million; first quarter 1994 expenses were approximately
$24 million. Shell Oil also has certain obligations under the Resource Conservation and Recovery Act (RCRA) and similar state laws regarding corrective action at manufacturing locations and provides assurances regarding its financial ability to meet certain closure and post-closure obligations that will arise in the future at such locations under such laws.

         The United States and the Company have entered into a consent decree to settle environmental claims at the RMA whereby the Company would pay 50 percent of amounts expended for remedial costs and natural resource damages up to $500 million; 35 percent of expenditures between $500 million and $700 million; and 20 percent of expenditures in excess of $700 million. Based on its proposed remediation alternative, the Company has accrued $500 million for its share of related costs including the provision of $215 million in 1993 and $105 million in 1992. The Company's share of expenditures through March 31, 1994 was approximately $222 million. A final remediation plan is not expected before 1995.

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

         The Company is party to a litigation regarding Nemagon(R), an agricultural chemical containing DBCP manufactured and sold by it from 1955 to 1978. In California, the claims involved alleged contamination of water wells based on recent revisions to governmental standards. The claims in the litigation seek the cost of cleanup and future monitoring of such water wells. The Company is a co-defendant in these cases with other substantial manufacturers and suppliers of the same chemical. In Texas, ten cases, including three alleged class actions, were filed in 1993 against the Company, other substantial manufacturers and suppliers of DBCP and various banana growers. These actions allege that the plaintiffs suffer fertility problems arising from exposure to DBCP while working on banana plantations outside the United States. The Company is contesting whether any injury has in fact been incurred by plaintiffs, whether DBCP was in fact the cause of any such injury as may exist, and in any case if the Company was a supplier or otherwise has liability in connection with any such injury.

         Since 1984 the Company has been named as a defendant in numerous product liability cases, including class actions, involving the failure of plumbing systems in the U.S. constructed with polybutylene plastic pipe. The Company manufactured the resin used to make the pipe in these systems. Two other substantial manufacturers made the resins for the polyacetal fittings used in these systems and are also defendants in these cases, as are the fabricators and installers of the systems. The plaintiffs in the litigation claim actual and punitive damages arising primarily from leaking residential plumbing systems. The Company's position and most of the judgments to date have confirmed that most of the leaks have occurred due to failure of the polyacetal fitting system, which is no longer used. Almost all the current claims outside of litigation are handled through a joint venture established by the Company and two other co-defendants. The joint venture makes arrangements for the repair of leaking polybutylene pipe systems, the costs of which are allocated on a variable basis depending on the component part manufacturer and the producer of the polyacetal resin used.

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

                            ________________________


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Shell Oil Company earned $179 million in the first quarter of 1994, compared with $239 million in the first quarter of 1993. Adjusted for special items in both periods, net income improved $29 million.

         The key factors in Shell Oil's improved earnings were lower operating costs and higher refined products margins and sales volumes, which more than offset the effects of significantly lower crude oil prices.

         The decline in domestic crude oil prices, which began during the second half of 1993, led to prices in the first quarter of 1994 about $4.50 a barrel lower than in the 1993 quarter. As a result, earnings in Oil and Gas Exploration and Production declined. Oil Products earnings benefited, however, from stronger margins and higher refined product sales volumes. In Chemical Products, benefits from higher sales volumes were mostly offset by lower margins.

         In total, special items reduced earnings $40 million in the first quarter of 1994, compared to benefits of $49 million in 1993.

         Cash flows from operating activities totaled $353 million in the first quarter of 1994, an increase of $124 million. Capital expenditures were $429 million, an increase of $108 million, primarily related to oil products activities. Revenues were $4.8 billion, down $300 million, primarily due to lower prices.

OIL AND GAS EXPLORATION AND PRODUCTION

         Oil and Gas Exploration and Production earnings from ongoing operations in the first quarter of 1994 was $71 million, a decrease of $47 million from 1993. Excluding special items, segment net income declined $31 million.

         Lower crude oil prices and production in the first quarter of 1994 compared with 1993 more than offset the significant benefits from lower operating costs and higher natural gas prices. Domestic crude oil prices averaged $10.88 per barrel, the lowest average price for any quarter in almost eight years. Gas prices in the 1994 quarter averaged about 20 percent higher than in 1993.

         Crude oil production in the first quarter of 1994 declined from the same period last year due in part to property sales during 1993. In addition, international production declined reflecting the restructuring of Syrian interests. Natural gas production increased about 3 percent.

OIL PRODUCTS

         Oil Products earnings from ongoing operations were $107 million in the first quarter of 1994, an increase of $19 million over the same 1993 quarter. Earnings from ongoing operations exclude charges to segment net income which are associated with major product classifications for which there has been no revenue stream or investment for the past five years. Oil Products segment net income was $93 million in the 1994 quarter, an increase of $5 million over the same 1993 period. Excluding special items from both periods, segment net income in 1994 improved $58 million.

         Operating results in the 1994 quarter showed marked improvements from lower operating costs, improved refined product margins and higher sales volumes. Sales volumes increased 6 percent over the same 1993 period, in part due to increased gasoline sales volumes.

CHEMICAL PRODUCTS

         Chemical Products earnings from ongoing operations in the first quarter of 1994 were $69 million, a decrease of $17 million from 1993. Chemical Products segment net income was $67 million in the first quarter of 1994, a decrease of $13 million compared to the same 1993 period. Excluding special items from both periods, segment net income improved slightly.

         On an operating basis, margins were impaired primarily in downstream businesses. However, this decline was more than offset by increased sales volumes, mostly in commodity chemicals and resins.

OTHER

         The other operating segment incurred a net loss of $14 million in the first quarter of 1994, compared with a $7 million loss in 1993.

CORPORATE ITEMS

         Corporate charges totaled $38 million in the first quarter of 1994, compared with $40 million in the same quarter last year. Lower interest expense in 1994 due to lower average debt was the primary factor contributing to the decline.


FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

         Cash flow provided by operating activities totaled $353 million for the first quarter of 1994, compared with $229 million last year, an increase of $124 million. The increase was mainly due to lower working capital requirements. The major uses of cash generated from operating activities and a draw on cash balances of $398 million in the first quarter of 1994 were for capital expenditures of $429 million and other investments of $128 million, and a dividend payment of $200 million.

OTHER MATTERS

         In addition to the economic conditions and other matters discussed above affecting Shell Oil, the operations, earnings and financial condition of Shell Oil may be affected by political developments; litigation; and legislation, regulation and other actions taken by federal, state, local and international governmental entities, including those matters discussed in Note C of the Notes to Interim Financial Statements.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

         As discussed in the Company's 1993 Report on Form 10-K, in June 1992, the Attorney General of the State of Rhode Island filed an action against the Company in the United States District court for the District of Rhode Island under the Rhode Island Clean Water, Oil Pollution Control and Hazardous Waste Management Acts. The action arose out of alleged hydrocarbon seepage under a roadway adjacent to a Company service station and sought penalties in excess of $1,000,000. In February 1994, the matter was settled for $425,000. No penalties were imposed on the Company.

         In July 1992, the United States Environmental Protection Agency (EPA), Region IX, issued a Notice of Violation to Shell Western E&P Inc. (SWEPI), a wholly-owned subsidiary of the Company, for alleged violations of air pollution rules and regulations at two heavy-oil dehydration facilities in Kern County, California. In September 1993, EPA issued a revised Notice of Violation. Pending execution and filing of appropriate documents, EPA and SWEPI have agreed to settle EPA's claims for $337,703; the settlement is not an admission of any violations.

         In February 1994, the Company received a notice letter from the Attorney General's Office of the State of California informing that the California Department of Toxic Substances Control had asked the Office to initiate an enforcement proceeding against the Company's Martinez Manufacturing Complex regarding alleged violations of state hazardous waste statutes and regulations by that facility. No action has yet been filed; the Company and the Attorney General's Office are engaging in discussions to resolve the matter prior to the filing of any complaint.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits.

                12. Computation of Ratio of Earnings to Fixed Charges.

          (b)   Reports on Form 8-K.

                None


                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SHELL OIL COMPANY


                                                   H. E. BLECHL
                                        By________________________________
                                             H. E. Blechl, Controller
                                            (Principal Accounting and
                                             Duly Authorized Officer)


Date:  May 5, 1994

                               INDEX TO EXHIBITS


Exhibit                                                                                        Page
Number                       Description                                                      Number
- - ------                       -----------                                                      ------
 12         Computation of Ratio of Earnings to Fixed Charges  . . . . . . . . . . .           12