Form 10-Q
period 1994-06-30
SHELL OIL CO
filed 1994-08-02
CIK 89629

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1994

                                       OR

( ) TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  ( X )     No  (   )

The number of shares of Common Stock, $10.00 par value, outstanding as of July 31, 1994 - 1,000 shares.

                           _________________________

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

================================================================================

                         PART I. FINANCIAL INFORMATION

                       SHELL OIL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                              Millions of Dollars


                                                               SECOND QUARTER                 SIX MONTHS
                                                               --------------                 ----------
                                                            1994            1993          1994          1993
                                                            ----            ----          ----          ----
REVENUES
  Sales and other operating revenue   . . . . . . .     $    6,129      $   6,066      $  11,643     $  11,677
  Less: Consumer excise and sales taxes   . . . . .            819            662          1,561         1,274
                                                        ----------      ---------      ---------     ---------
                                                             5,310          5,404         10,082        10,403
  Equity earnings, interest and other income  . . .           (184)            48           (142)          164
                                                        ----------      ---------      ---------     ---------
        TOTAL   . . . . . . . . . . . . . . . . . .          5,126          5,452          9,940        10,567
                                                        ----------      ---------      ---------     ---------

COSTS AND EXPENSES
  Purchases and operating expenses  . . . . . . . .          4,108          4,191          7,740         7,989
  Selling, general and administrative expenses  . .            477            227            698           412
  Exploration, including exploratory dry holes  . .            171             94            207           172
  Research expenses   . . . . . . . . . . . . . . .             31             34             59            73
  Depreciation, depletion, amortization and
    retirements   . . . . . . . . . . . . . . . . .            778            435          1,216           852
  Interest and discount amortization  . . . . . . .             35             50             75           105
  Operating taxes   . . . . . . . . . . . . . . . .            122            140            248           293
                                                        ----------      ---------      ---------     ---------
        TOTAL   . . . . . . . . . . . . . . . . . .          5,722          5,171         10,243         9,896
                                                        ----------      ---------      ---------     ---------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . .     $     (596)     $     281      $    (303)    $     671
  Federal and other income taxes  . . . . . . . . .           (402)            78           (287)          229
                                                        ----------      ---------      ---------     ---------

NET INCOME  . . . . . . . . . . . . . . . . . . . .     $     (194)     $     203      $     (16)    $     442
                                                        ==========      =========      =========     =========

                       SHELL OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              Millions of Dollars

                                                                               JUNE 30            DECEMBER 31
                                                                               -------            -----------
                                                                                 1994                1993
                                                                                 ----                ----
ASSETS
CURRENT ASSETS
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . .      $    1,219          $   1,296
  Receivables and prepayments, less allowance for
    doubtful accounts   . . . . . . . . . . . . . . . . . . . . . . . .           2,562              2,546
  Inventories of oils and chemicals   . . . . . . . . . . . . . . . . .             731                686
  Inventories of materials and supplies   . . . . . . . . . . . . . . .             224                228
                                                                             ----------          ---------
         TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . .           4,736              4,756
INVESTMENTS, LONG-TERM RECEIVABLES AND
  DEFERRED CHARGES  . . . . . . . . . . . . . . . . . . . . . . . . . .           2,741              3,015
PROPERTY, PLANT AND EQUIPMENT AT COST, LESS
  ACCUMULATED DEPRECIATION, DEPLETION AND
  AMORTIZATION OF $18,321 AT JUNE 30, 1994
  AND $17,454 AT DECEMBER 31, 1993  . . . . . . . . . . . . . . . . . .          18,790             19,080
                                                                             ----------          ---------
         TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   26,267          $  26,851
                                                                             ==========          =========

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Accounts payable - trade  . . . . . . . . . . . . . . . . . . . . . .      $    1,586          $   1,689
  Other payables and accruals   . . . . . . . . . . . . . . . . . . . .           1,322                882
  Income, operating and consumer taxes  . . . . . . . . . . . . . . . .             365                596
  Short-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . .           1,358              1,316
                                                                             ----------          ---------
         TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . .           4,631              4,483
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,691              1,698
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . .           3,421              3,754
LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .           2,616              2,292
SHAREHOLDER'S EQUITY
  Common stock - 1,000 shares of $10 per share
     par value  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --                 --
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . .           2,205              2,205
  Earnings reinvested   . . . . . . . . . . . . . . . . . . . . . . . .          11,703             12,419
                                                                             ----------          ---------
         TOTAL SHAREHOLDER'S EQUITY . . . . . . . . . . . . . . . . . .          13,908             14,624
                                                                             ----------          ---------
         TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   26,267          $  26,851
                                                                             ==========          =========

                       SHELL OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Millions of Dollars

                                                                                             SIX MONTHS
                                                                                             ----------
                                                                                       1994              1993
                                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    (16)        $     442
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, depletion, amortization and retirements   . . . . . . . . .          1,216               852
      Dividends in excess of (less than) equity income  . . . . . . . . . . .              5               (30)
      (Increases) decreases in working capital:
        Receivables and prepayments   . . . . . . . . . . . . . . . . . . . .            (16)             (121)
        Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (41)              (55)
        Current payables and accruals   . . . . . . . . . . . . . . . . . . .           (394)             (511)
      Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . .           (318)                8
      Other noncurrent items  . . . . . . . . . . . . . . . . . . . . . . . .            494                64
                                                                                    --------         ---------
        Net Cash Provided by Operating Activities   . . . . . . . . . . . . .            930               649
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (940)             (819)
  Proceeds from property sales and salvage  . . . . . . . . . . . . . . . . .              6               467
  Other investments and advances  . . . . . . . . . . . . . . . . . . . . . .             92                55
                                                                                    --------         ---------
        Net Cash Used for Investing Activities  . . . . . . . . . . . . . . .           (842)             (297)
                                                                                    --------         ---------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt  . . . . . . . . . . . . . . . . .             36                21
  Principal payments on long-term debt  . . . . . . . . . . . . . . . . . . .            (51)             (252)
  Dividends   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (200)             (375)
  Increase (decrease) in short-term obligations   . . . . . . . . . . . . . .             50                10
                                                                                    --------         ---------
        Net Cash Provided by Financing Activities   . . . . . . . . . . . . .           (165)             (596)
                                                                                    --------         ---------
NET CASH FLOWS
  Increase (Decrease) in Cash and cash equivalents  . . . . . . . . . . . . .       $    (77)        $    (244)
                                                                                    ========         =========
CASH AND CASH EQUIVALENTS
  Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . .       $  1,296         $     734
  Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . .            (77)             (244)
                                                                                    --------         ---------
        Balance at end of period  . . . . . . . . . . . . . . . . . . . . . .       $  1,219         $     490
                                                                                    ========         =========

                         OPERATING SEGMENTS INFORMATION
                              Millions of dollars

                                                             SECOND QUARTER                   SIX MONTHS
                                                             --------------                   ----------
                                                           1994          1993            1994           1993
                                                           ----          ----            ----           ----
Oil and Gas Exploration and Production  . . . . . .
  Income from Ongoing Operations  . . . . . . . . .     $     44      $     133       $     115       $    251
  Other charges*  . . . . . . . . . . . . . . . . .           --             --              --             --
                                                        --------      ---------       ---------       --------
    Segment Net Income  . . . . . . . . . . . . . .           44            133             115            251

Oil Products
  Income from Ongoing Operations  . . . . . . . . .           94             87             202            174
  Other charges*  . . . . . . . . . . . . . . . . .           (1)            (4)            (15)            (4)
                                                        --------      ---------       ---------       --------
    Segment Net Income  . . . . . . . . . . . . . .           93             83             187            170

Chemical Products
  Income from Ongoing Operations  . . . . . . . . .         (139)            35             (71)           121
  Other charges*  . . . . . . . . . . . . . . . . .           (9)            (7)            (11)           (13)
                                                        --------      ---------       ---------       --------
    Segment Net Income/(Loss)   . . . . . . . . . .         (148)            28             (82)           108

Other . . . . . . . . . . . . . . . . . . . . . . .         (151)            (3)           (165)            (9)

Corporate Items . . . . . . . . . . . . . . . . . .          (32)           (38)            (71)           (78)
                                                        --------      ---------       ---------       --------

NET INCOME  . . . . . . . . . . . . . . . . . . . .     $   (194)     $     203       $     (16)      $    442
                                                        ========      =========       =========       ========

________________________
* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last 5 years.

                       SHELL OIL COMPANY AND SUBSIDIARIES

                     NOTES TO INTERIM FINANCIAL STATEMENTS

A.  INTERIM FINANCIAL STATEMENT MATTERS

         The unaudited financial statements and summarized notes of Shell Oil Company (the Company) and its consolidated subsidiaries (Shell Oil) included in this report do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. The financial information presented in the financial statements included in this report reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Any such adjustments are of a normal recurring nature, except as may otherwise be described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The results for the second quarter and six months of 1994 should not be construed as necessarily indicative of future financial results.

B.  SUMMARIZED FINANCIAL INFORMATION - SHELL PIPE LINE CORPORATION

         The following summarized financial information for Shell Pipe Line Corporation, a wholly owned subsidiary of Shell Oil Company, is presented here for the information of holders of Shell Pipe Line Corporation's 7 1/2% Guaranteed Sinking Fund Debentures due 1999, which are fully guaranteed by Shell Oil Company.

                                                                                June 30            December 31
                                                                                -------            -----------
        Millions of dollars                                                       1994                1993
                                                                                  ----                ----
         Current assets . . . . . . . . . . . . . . . . . . . . . . . . .       $  126              $  115
         Noncurrent assets  . . . . . . . . . . . . . . . . . . . . . . .          316                 299
         Current Liabilities  . . . . . . . . . . . . . . . . . . . . . .           38                  58
         Noncurrent Liabilities . . . . . . . . . . . . . . . . . . . . .           73                  71

                                                                  Second Quarter                 Six Months
                                                                  --------------                 ----------
        Millions of dollars                                     1994         1993*          1994          1993*
                                                                ----         -----          ----          -----
         Revenues . . . . . . . . . . . . . . . . . . .       $   68       $   67         $  131         $  127
         Operating income . . . . . . . . . . . . . . .           29           31             58             58
         Net income . . . . . . . . . . . . . . . . . .           24           24             46             45

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

         Shell Oil has received allegations or claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar statutes that it is involved at 201 sites, including the Rocky Mountain Arsenal
(RMA) and the McColl site as discussed below. As of June 1994, discussions or activities were ongoing concerning 121 of these sites, in some cases in the early stages. During 1993, expenses recorded under CERCLA and such state statutes relating to the 201 sites were approximately $250 million; additional 1994 expenses as of June 30 were approximately $54 million. Shell Oil also has certain obligations under the Resource Conservation and Recovery Act (RCRA) and similar state laws regarding corrective action at manufacturing locations and provides assurances regarding its financial ability to meet certain closure and post-closure obligations that will arise in the future at such locations under such laws.

         The United States and the Company have entered into a consent decree to settle environmental claims at the RMA whereby the Company would pay 50 percent of amounts expended for remedial costs and natural resource damages up to $500 million; 35 percent of expenditures between $500 million and $700 million; and 20 percent of expenditures in excess of $700 million. Based on its proposed remediation alternative, the Company has accrued $500 million for its share of related costs including the provision of $215 million in 1993 and $105 million in 1992. The Company's share of expenditures through June 30, 1994 was approximately $229 million. A final remediation plan is not expected before 1995.

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

                            _______________________


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         As a result of certain events and other net special charges which reduced second-quarter earnings $451 million as further discussed in the context of segment earnings, Shell Oil Company incurred a net loss of $194 million for the second quarter of 1994. Net income for the second quarter of 1993 was $203 million. Excluding special items in both periods, earnings generated from operations for the second quarter of 1994 were $257 million compared to $214 million in 1993, an increase of $43 million or 20 percent.
All three principal business segments continued to turn in a strong operational performance despite difficult price and margin conditions, reflecting the improved cost structure which has been achieved over the last three years and improved refined products and chemical sales volumes.

         For the first half of 1994, Shell Oil incurred a net loss of $16 million, compared with net income of $442 million in 1993. Excluding special items from both periods, operating results for first-half 1994 were $475 million, an improvement of $71 million, or about 18 percent. Significantly lower operating costs were the primary contributor to this improved performance, more than offsetting lower crude oil prices encountered in 1994.

         Cash flows from operating activities totaled $577 million in the second quarter of 1994, an increase of $157 million over the same 1993 period. First-half 1994 cash flows from operating activities were $930 million, up $281 million. Shell Oil's total debt position of $3 billion is the lowest in 15 years.

         The Company's board of directors approved a dividend increase for the second quarter of 1994, bringing the cumulative 1994 dividend to date to $700 million, which equates to an annualized dividend of $1.4 billion. The Company's intention is to pay a dividend that does not restrict long-term growth prospects yet assures an appropriate total return to the shareholder when considering both short-term yield and long-term growth.

OIL AND GAS EXPLORATION AND PRODUCTION

         Oil and Gas Exploration and Production earnings from ongoing operations in the second quarter of 1994 were $44 million, a decrease of $89 million from 1993. For the first half of 1994, earnings from ongoing operations were $115 million, down $136 million. Earnings in the second quarter of 1994 were reduced a net $66 million as the result of special charges which were substantially offset by a favorable tax item. These special charges were primarily attributable to undeveloped offshore frontier Alaska and nonproducing heavy oil properties in California. Crude oil prices and recently reported results of drilling by other operators in the Alaska area have made future development and production there highly unlikely.

         Excluding such special items, segment net income declined $23 million in the 1994 quarter versus 1993, and $54 million in the first-half comparison. Lower average crude oil prices throughout the first six months of 1994 were the primary factor contributing to these declines in both 1994 periods, compared to 1993. However, significant progress continues to be made in reducing producing and exploration costs.

         Domestic crude oil production in the second quarter and first half of 1994 remained essentially the same as in the 1993 periods, as new and increased production offset property sales and natural declines. International crude oil production was lower in both 1994 periods, due primarily to the restructuring of Syrian interests last year. However, natural gas production increased 9 percent in the second quarter of 1994 versus the 1993 period, and 6 percent in the first half of 1994 over 1993.

         In April, the first of 10 predrilled wells began production at Shell Oil's Auger field in record water depth of 2,860 feet in the Gulf of Mexico. Total net production from four wells now averages 19,000 barrels per day of
crude oil and 66 million cubic feet per day of natural gas.   It is anticipated
that platform design daily rates of 44,000 barrels of oil and 125 million cubic feet of gas will be reached later this year.

OIL PRODUCTS

         Oil Products earnings from ongoing operations were $94 million in the second quarter of 1994 and $202 million in the first six months of 1994, increasing $7 million and $28 million, respectively, over comparable 1993 earnings. Earnings from ongoing operations exclude charges to segment net income which are associated with major product classifications for which there has been no revenue stream or investment for the past five years. Oil Products segment net income was $93 million in the second quarter of 1994 and $187 million in the first six months of 1994, increasing $10 million and $17 million, respectively, over the comparable 1993 periods. Excluding special items from comparable periods, segment net income was slightly higher in the 1994 quarter compared to 1993, and was $64 million higher in the first half of 1994.

         Increasing hydrocarbon costs throughout the second quarter of 1994 resulted in lower refined products margins as selling prices did not keep pace with rising costs. However, these factors were more than offset by increased refined products sales volumes and lower operating costs compared with the 1993 quarter. These same factors were also the primary contributors to improved earnings in the first half of 1994.

         Refined product sales volumes in both 1994 periods were higher, increasing 7 percent over the comparable 1993 periods. A major factor in these higher sales volumes was increased sales of branded automotive gasolines.

CHEMICAL PRODUCTS

         As the result of special items, Chemical Products incurred net losses from ongoing operations of $139 million in the second quarter of 1994 and $71
million in the first six months of this year.   In 1993, earnings from ongoing
operations were $35 million in the second quarter and $121 million in the first six months. Earnings from ongoing operations exclude charges to segment net income which are associated with major product classifications for which there has been no revenue stream or investment for the past five years.

         The Chemical Products segment incurred net losses of $148 million in the second quarter of 1994 and $82 million in the first six months of 1994, compared to net income of $28 million and $108 million, respectively, in the same 1993 periods. Excluding special items from comparable periods, 1994 Chemical Products segment net income increased $50 million for the quarter compared to 1993, and $51 million for the first six months of 1994 over 1993.

         In the second quarter of 1994, chemical products net income was impaired $233 million as the result of charges associated with litigation, property losses, damage claims, the write-off of idle assets and the sale of a subsidiary.

         On May 27, 1994, an explosion at the Company's Kraton manufacturing plant in Belpre, Ohio, destroyed one unit of that plant and caused operations at the plant to be temporarily suspended. Operations have now been restored at units not directly affected by the explosion. While the Belpre plant was insured, deductibles and excess layers were self-insured; uninsured costs currently anticipated to be incurred in connection with the explosion were included in special charges for the quarter.

         The improvement in operational results in chemical products during the second quarter of 1994 occurred as the result of generally improved margins and sales volumes. For the first six months of 1994, the improvement was primarily due to increased sales volumes across most product lines.

OTHER

         The Other segment incurred net losses of $151 million in the second quarter of 1994 and $165 million in the first half of 1994 compared to losses of $3 million and $9 million in the respective 1993 periods. A special item, reflecting the write-down of a residual coal investment to approximate published estimates of market value, was the major factor in these higher charges.

CORPORATE ITEMS

         Charges totaling $32 million in the second quarter of 1994 were $6 million lower than the same 1993 quarter. For the first six months of 1994, charges totaled $71 million, down $7 million compared to 1993. Lower interest expense, due to lower average debt levels in 1994, was the primary factor contributing to these lower charges.


FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

         Cash flow provided by operating activities totaled $930 million for the first six months of 1994, compared with $649 million last year, an increase of $281 million. The period to period increase was attributable to higher earnings, exclusive of the noncash charges in the first half of 1994. The major uses of cash generated from operating activities, coupled with a draw on cash balances of $77 million in the first six months of 1994, were for capital expenditures of $940 million and dividend payments of $200 million.

OTHER MATTERS

         In addition to the economic conditions and other matters discussed above affecting Shell Oil, the operations, earnings and financial condition of Shell Oil may be affected by political developments; litigation; and legislation, regulation and other actions taken by federal, state, local and foreign governmental entities, including those matters discussed in Note C of the Notes to Interim Financial Statements.

                             ______________________

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         As discussed in the Company's 1993 Annual Report on Form 10-K, the Company was named as one of several potentially responsible parties for the costs of cleanup of the McColl Site. In the second quarter of this year, the Company, Arco, Texaco and Unocal agreed to settle the EPA and state claims for certain past costs incurred in connection with the McColl site for $18 million. Design of the remediation plan for the site is continuing.

         Also as discussed in the 1993 10-K, the Company has been named as a defendant in numerous actions involving the failure of plumbing systems made with polybutylene pipe. On May 22, 1994, United States Brass Corporation, a co-defendant in such actions, filed bankruptcy proceedings in the United States Bankruptcy Court for the Eastern District of Texas in Plano, Texas. United States Brass is a leading fabricator of the components of the plumbing systems. The effect of the bankruptcy filing on the ongoing litigation is uncertain. During the first half of 1994, polybutylene claims have continued to increase in number. However, in June 1994, claims involving 11,000 units were resolved by a single settlement.

         As reported in the 1993 10-K, the Company was notified by the Santa Clara County, California District Attorney that the Santa Clara Valley Water District had referred two former service station sites for enforcement action. The District Attorney was investigating alleged soil and groundwater contamination at these sites. During the second quarter, this matter was settled. Total civil penalties of $102,500 were paid.

         In April 1994 the Company received a Report of Violation from the California Air Resources Board alleging violation of regulations regarding gasoline additization. It is anticipated that penalties will be assessed against the Company as the result of this action.

         In May 1993 the Department of Environmental Resources of Dade County, Florida, filed a state court suit against the Company demanding unspecified civil penalties and injunctive relief pertaining to groundwater cleanup at a service station. During recent negotiations toward a Consent Agreement, the Department demanded $200,000 in civil penalties. Trial of the case has been set for January 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

             None.

        (b)  Reports on Form 8-K.

             None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    SHELL OIL COMPANY



                                            By        H. E. BLECHL
                                                -------------------------
                                                 H. E. Blechl, Controller
                                                (Principal Accounting and
                                                 Duly Authorized Officer)




Date:  August 1, 1994