Form 10-Q
period 1994-09-30
SHELL OIL CO
filed 1994-11-01
CIK 89629

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1994
                                       OR
( ) TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

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

The number of shares of Common Stock, $10.00 par value, outstanding as of October 31, 1994 - 1,000 shares.

                             --------------------

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

================================================================================

                         PART I. FINANCIAL INFORMATION

                       SHELL OIL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                              Millions of Dollars


                                                               THIRD QUARTER                 NINE MONTHS
                                                           ----------------------       ----------------------
                                                            1994            1993          1994           1993
                                                           -------         ------       --------       -------
REVENUES
   Sales and other operating revenue  . . . . . . .        $ 6,571        $ 6,001        $18,215       $17,678
   Less:  Consumer excise and sales taxes   . . . .            867            687          2,428         1,960
                                                           -------        -------        -------      --------
                                                             5,704          5,314         15,787        15,718
   Equity earnings, interest and other income   . .             38             55           (105)          219
                                                           -------        -------        -------      --------
          TOTAL . . . . . . . . . . . . . . . . . .          5,742          5,369         15,682        15,937
                                                           -------        -------        -------      --------

COSTS AND EXPENSES
   Purchases and operating expenses   . . . . . . .          4,344          4,311         12,083        12,301
   Selling, general and administrative expenses   .            234            244            933           657
   Exploration, including exploratory dry holes   .             45             62            252           233
   Research expenses  . . . . . . . . . . . . . . .             31             38             89           111
   Depreciation, depletion, amortization and
      retirements   . . . . . . . . . . . . . . . .            476            455          1,692         1,307
   Interest and discount amortization   . . . . . .             36             50            111           155
   Operating taxes  . . . . . . . . . . . . . . . .            130            119            378           412
                                                           -------        -------        -------      --------
          TOTAL . . . . . . . . . . . . . . . . . .          5,296          5,279         15,538        15,176
                                                           -------        -------        -------      --------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . .        $   446        $    90        $   144      $    761
   Federal and other income taxes   . . . . . . . .            133            (97)          (153)          133
                                                           -------        -------        -------      --------

NET INCOME  . . . . . . . . . . . . . . . . . . . .        $   313         $  187       $    297      $    628
                                                           =======        =======       ========      ========

                       SHELL OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              Millions of Dollars


                                                                             SEPTEMBER 30        DECEMBER 31
                                                                             ------------        -----------
                                                                                 1994               1993
                                                                             ------------        -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . .         $   475            $ 1,296
  Receivables and prepayments, less allowance for
     doubtful accounts  . . . . . . . . . . . . . . . . . . . . . . . .           2,589              2,546
  Inventories of oils and chemicals   . . . . . . . . . . . . . . . . .             654                686
  Inventories of materials and supplies   . . . . . . . . . . . . . . .             224                228
                                                                                -------            -------
            TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . .           3,942              4,756
INVESTMENTS, LONG-TERM RECEIVABLES AND
  DEFERRED CHARGES  . . . . . . . . . . . . . . . . . . . . . . . . . .           2,790              3,015
PROPERTY, PLANT AND EQUIPMENT AT COST, LESS
  ACCUMULATED DEPRECIATION, DEPLETION AND
  AMORTIZATION OF $18,633 AT SEPTEMBER 30, 1994
  AND $17,454 AT DECEMBER 31, 1993  . . . . . . . . . . . . . . . . . .          18,964             19,080
                                                                                -------            -------
            TOTAL   . . . . . . . . . . . . . . . . . . . . . . . . . .         $25,696            $26,851
                                                                                =======            =======


LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Accounts payable - trade  . . . . . . . . . . . . . . . . . . . . . .         $ 1,561            $ 1,689
  Other payables and accruals   . . . . . . . . . . . . . . . . . . . .             855                882
  Income, operating and consumer taxes  . . . . . . . . . . . . . . . .             480                596
  Short-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . .           1,252              1,316
                                                                                -------            -------
          TOTAL CURRENT LIABILITIES   . . . . . . . . . . . . . . . . .           4,148              4,483
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,629              1,698
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . .           3,466              3,754
LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .           2,582              2,292
SHAREHOLDER'S EQUITY
  Common stock - 1,000 shares of $10 per share
      par value   . . . . . . . . . . . . . . . . . . . . . . . . . . .              --                 --
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . .           2,205              2,205
  Earnings reinvested   . . . . . . . . . . . . . . . . . . . . . . . .          11,666             12,419
                                                                                -------            -------
          TOTAL SHAREHOLDER'S EQUITY  . . . . . . . . . . . . . . . . .          13,871             14,624
                                                                                -------            -------
          TOTAL   . . . . . . . . . . . . . . . . . . . . . . . . . . .         $25,696            $26,851
                                                                                =======            =======

                       SHELL OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Millions of Dollars

                                                                                            NINE MONTHS
                                                                                    --------------------------
                                                                                      1994              1993
                                                                                    --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    297          $    628
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, depletion, amortization and retirements . . . . . . . . .          1,692             1,307
          Dividends in excess of (less than) equity income  . . . . . . . . .            225               (23)
          (Increases) decreases in working capital:
             Receivables and prepayments  . . . . . . . . . . . . . . . . . .            (43)              222
             Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .             36                49
             Current payables and accruals  . . . . . . . . . . . . . . . . .           (271)             (294)
          Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . .           (275)               (8)
          Other noncurrent items  . . . . . . . . . . . . . . . . . . . . . .            212               281
                                                                                    --------          --------
             Net Cash Provided by Operating Activities  . . . . . . . . . . .          1,873             2,162
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,578)           (1,285)
  Proceeds from property sales and salvage  . . . . . . . . . . . . . . . . .             (9)              503
  Other investments and advances  . . . . . . . . . . . . . . . . . . . . . .             76                54
                                                                                    --------          --------
             Net Cash Used for Investing Activities . . . . . . . . . . . . .         (1,511)             (728)
                                                                                    --------          --------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt  . . . . . . . . . . . . . . . . .             41                21
  Principal payments on long-term debt  . . . . . . . . . . . . . . . . . . .           (325)             (279)
  Dividends   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,050)             (563)
  Increase (decrease) in short-term obligations   . . . . . . . . . . . . . .            151              (171)
                                                                                    --------          --------
             Net Cash Provided by Financing Activities  . . . . . . . . . . .         (1,183)             (992)
                                                                                    --------          --------
NET CASH FLOWS
  Increase (Decrease) in Cash and cash equivalents  . . . . . . . . . . . . .       $   (821)         $    442
                                                                                    ========          ========
CASH AND CASH EQUIVALENTS
  Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . .       $  1,296          $    734
  Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . .           (821)              442
                                                                                    --------          --------
             Balance at end of period . . . . . . . . . . . . . . . . . . . .       $    475          $  1,176
                                                                                    ========          ========

                         OPERATING SEGMENTS INFORMATION
                              Millions of dollars

                                                              THIRD QUARTER                  NINE MONTHS
                                                         ----------------------         ---------------------
                                                           1994          1993**           1994         1993**
                                                         -------       --------         -------      --------
Oil and Gas Exploration and Production
   Income from Ongoing Operations   . . . . . . . .      $   138       $    112        $    254      $    363
   Other Charges*   . . . . . . . . . . . . . . . .           (1)             -              (1)           -
                                                         -------       --------        --------      --------
      Segment Net Income  . . . . . . . . . . . . .          137            112             253           363

Oil Products
   Income from Ongoing Operations   . . . . . . . .          119             77             321           252
   Other Charges*   . . . . . . . . . . . . . . . .            -              -             (15)           (4)
                                                         -------       --------        --------      --------
      Segment Net Income  . . . . . . . . . . . . .          119             77             306           248

Chemical Products
   Income from Ongoing Operations   . . . . . . . .          114             46              43           167
   Other Charges*   . . . . . . . . . . . . . . . .           (3)          (169)            (14)         (182)
                                                         -------       --------        --------      --------
      Segment Net Income/(Loss)   . . . . . . . . .          111           (123)             29           (15)

Other   . . . . . . . . . . . . . . . . . . . . . .          (10)            (5)           (176)          (16)

Corporate Items . . . . . . . . . . . . . . . . . .          (44)           126            (115)           48
                                                         -------       --------        --------      --------

NET INCOME  . . . . . . . . . . . . . . . . . . . .      $   313       $    187        $    297      $    628
                                                         =======       ========        ========      ========

- ---------------
* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last 5 years.

** Segment net income for the third quarter and nine months of 1993 has been restated. Certain 1993 environmental and litigation provisions previously reported in the Corporate/Other segment have been allocated to the operating segments as "Other Charges."

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

         The results for the third quarter and nine months of 1994 should not be construed as necessarily indicative of future financial results.

B.  SUMMARIZED FINANCIAL INFORMATION - SHELL PIPE LINE CORPORATION

         The following summarized financial information for Shell Pipe Line Corporation, a wholly owned subsidiary of Shell Oil Company, is presented here for the information of holders of Shell Pipe Line Corporation's 7 1/2% Guaranteed Sinking Fund Debentures due 1999, which are fully guaranteed by Shell Oil Company.

                                                                             September 30        December 31
                                                                             ------------        -----------
         Millions of dollars                                                     1994               1993
                                                                             ------------        -----------
         Current assets . . . . . . . . . . . . . . . . . . . . . . . .          $ 161               $ 115
         Noncurrent assets  . . . . . . . . . . . . . . . . . . . . . .            331                 299
         Current Liabilities  . . . . . . . . . . . . . . . . . . . . .             61                  58
         Noncurrent Liabilities . . . . . . . . . . . . . . . . . . . .             73                  71

                                                                  Third Quarter                 Nine Months
                                                                -----------------           ------------------
         Millions of dollars                                    1994        1993*           1994         1993*
                                                                ----        -----           ----         -----
         Revenues . . . . . . . . . . . . . . . . . . .        $  72        $  64         $  203         $191
         Operating income . . . . . . . . . . . . . . .           35           31             93           89
         Net income . . . . . . . . . . . . . . . . . .           28           21             73           66

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

         Shell Oil has received allegations or claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar statutes that it is involved at 206 sites, including the Rocky Mountain Arsenal
(RMA) and the McColl site as discussed below. As of September 30,

1994, discussions or activities were ongoing concerning 113 of these sites, in some cases in the early stages. During 1993, expenses recorded under CERCLA and such state statutes relating to the 206 sites were approximately $250 million; additional 1994 expenses as of September 30 were approximately $37 million. Shell Oil also has certain obligations under the Resource Conservation and Recovery Act (RCRA) and similar state laws regarding corrective action at manufacturing locations and provides assurances regarding its financial ability to meet certain closure and post-closure obligations that will arise in the future at such locations under such laws.

         The United States and the Company have entered into a consent decree to settle environmental claims at the RMA whereby the Company would pay 50 percent of amounts expended for remedial costs and natural resource damages up to $500 million; 35 percent of expenditures between $500 million and $700 million; and 20 percent of expenditures in excess of $700 million. Based on its proposed remediation alternative, the Company has accrued $500 million for its share of related costs including the provision of $215 million in 1993 and $105 million in 1992. The Company's share of expenditures through September 30, 1994 was approximately $235 million. A final remediation plan is not expected before 1995.

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

                            ________________________


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Shell Oil Company reported net income of $313 million in the third quarter of 1994, an increase of $126 million, or 67 percent, over the $187 million reported in the same 1993 period. Reported net income in the third quarter of 1994 was the highest in any quarter since the Company began major initiatives to improve results in early 1991. With special items excluded, net income was the highest for a third quarter since 1985. The main factors in the improvement over the third quarter of 1993 were increased sales volumes of refined products and chemicals, and lower costs throughout the company. In addition, the third quarter benefited from increases in domestic oil and gas production, attributable mainly to the greater-than-expected production from the Company's Auger field in the deep-water Gulf of Mexico.

         Special items reduced net income $10 million in the third quarter of 1994. Adjusted for special items, net income improved $80 million, or 33 percent over 1993.

          For the first nine months of 1994, reported net income was $297 million compared with $628 million in 1993. Special items reduced net income $501 million in the 1994 nine months period and $18 million in 1993. Excluding special items from both periods, adjusted net income for the nine months of 1994 was $798 million, compared with $646 million in 1993, an improvement of $152 million, or about 24 percent. Significantly lower operating costs and increased sales volumes of refined products and chemicals were again the primary contributors to this improvement.

         Cash flows from operating activities totaled $943 million in the third quarter of 1994 compared with $1,513 million in the same period last year, and $1,873 million in the 1994 nine months compared with $2,162 million in 1993. Cash flows in the third quarter of 1993 benefited significantly from nonrecurring cash items, including a tax refund and lower working capital requirements.

         Shell Oil now expects total capital and exploratory expenditures for all of 1994 to amount to $2.9 billion, down about $200 million from our announced plans.

OIL AND GAS EXPLORATION AND PRODUCTION

         Oil and gas exploration and production income from ongoing operations in the third quarter of 1994 was $138 million, an increase of $26 million over 1993. For the nine months of 1994, income from ongoing operations was $254 million, down $109 million. Income from ongoing operations excludes charges to segment net income which are associated with major product classifications for which there has been no revenue stream or investment for the past five years. Oil and gas exploration and production segment net income in the third quarter of 1994 was $137 million, an increase of $25 million over 1993. For the nine months of 1994, segment net income was $253 million, down $110 million. Excluding special items, segment net income improved $50 million in the 1994 quarter versus 1993, but was $3 million lower in the nine-month comparison.

         Production from Auger contributed significantly to both volume and financial improvements realized in the third quarter 1994. Another factor influencing income in the 1994 quarter was lower exploration costs. While average crude oil prices were higher in the 1994 quarter versus 1993, these benefits were offset by lower natural gas prices.

         For the nine months of 1994, income benefited from continued progress in reducing producing and exploration costs, offsetting the negative effects from lower domestic crude oil prices averaging about $1.58 per barrel less than in 1993.

OIL PRODUCTS

         Oil products income from ongoing operations was $119 million in the third quarter of 1994 and $321 million in the nine months of 1994, increasing $42 million and $69 million, respectively, over comparable 1993 income. Income from ongoing operations excludes charges to segment net income which are associated with major product classifications for which there has been no revenue stream or investment for the past five years. Oil products segment net income was $119 million in the third quarter of 1994 and $306 million in the nine months of 1994, increasing $42 million and $58 million, respectively, over comparable 1993 periods. Excluding special items, segment net income was $9 million higher in the 1994 quarter compared with 1993, and $72 million higher in the nine months of 1994.

         Increased refined products sales volumes, primarily automotive gasoline, were the key element contributing to the improved quarter income in 1994. Refined products margins averaged less in the 1994 quarter due primarily to higher hydrocarbon costs. Nine-month 1994 income improved over 1993 due to lower operating costs and increased sales volumes, more than offsetting the effects from lower refined products margins throughout 1994.

CHEMICAL PRODUCTS

         Chemical products income from ongoing operations was $114 million in the third quarter of 1994 and $43 million in the nine months, compared with $46 million and $167 million, respectively, in 1993. Income from ongoing operations excludes charges to segment net income which are associated with major product classifications for which there has been no revenue stream or investment for the past five years. Chemical products segment net income was $111 million in the third quarter of 1994 and $29 million in the nine months of 1994, compared to net losses of $123 million and $15 million in the comparable 1993 periods. Excluding special items, segment net income increased $33 million for the quarter compared with 1993, and $84 million for the nine months of 1994.

         Income in both 1994 periods was significantly improved due to higher sales volumes. Sales volumes increased across most product lines, while to a lesser degree, margins improved in commodity chemicals.

OTHER

         Other operations incurred losses of $10 million and $176 million for the third quarter and nine months of 1994, compared with losses of $5 million and $16 million in the 1993 periods, respectively. A special item, reflecting the write-down of a residual coal investment to approximate published estimates of market value, was the major factor in the nine month comparison.


CORPORATE ITEMS

         Charges totaling $44 million in the third quarter of 1994 and $115 million for the nine months of 1994 were higher by $170 million and $163 million compared to the respective 1993 periods. Both 1993 periods benefited from a favorable prior year tax adjustment. Additionally, the company ceased allocating certain corporate expenses to operating segments in 1994. As a result, corporate expenses for the nine months of 1994 were higher by $19 million. Interest expense in both 1994 periods was lower than in 1993.


FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

         Cash flow provided by operating activities totaled $1,873 million for the nine months of 1994, compared with $2,162 million last year, a decrease of $289 million. Cash flow in 1993 benefited significantly from nonrecurring cash items, including a tax refund and lower working capital requirements. The major uses of cash generated from operating activities coupled with a reduction in cash balances of $821 million, were for capital expenditures of $1,578 million and dividend payments of $1,050 million.

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

                           _________________________

                           PART II. OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

         As discussed in the Company's 1993 Annual Report on Form 10-K and the Company's Report on Form 10-Q for the second quarter of 1994, the Company has been named as a defendant in numerous actions involving the failure of plumbing systems made with polybutylene pipe. During the third quarter of 1994, the action filed by the Company in federal court in Illinois seeking a declaratory judgment that the Company had insurance covering polybutylene claims through mid-1985 was dismissed on procedural grounds. The Company is currently evaluating whether to appeal such dismissal or seek coverage in another jurisdiction. Additionally, on October 24, 1994 a hearing was held in Beeman
v. Shell Oil Company et al., the proposed nationwide class action pending in Texas state court. The plaintiffs and defendants in Beeman announced they had reached an overall settlement, but the allocations among the parties had not been decided. The settlement, if approved, would commit the three participating defendants (the Company, Hoechst Celanese and DuPont) to spend at least $750 million to handle claims; if the $750 million was expended, the defendants could then continue to fund the settlement or withdraw, in which case they would be subject to suit for claims not resolved as part of the class settlement. The settlement would not cover ongoing litigation filed prior to the filing of the class action. Certain plaintiffs' counsel in other polybutylene cases have opposed the class and the judge has indicated concerns over the jurisdiction of the court to hear the matter. No final determination regarding the class settlement is expected until 1995.

        As discussed in the Company's 1993 Annual Report on Form 10-K, on October 5, 1992 the California Public Interest Research Group and two of its individual members filed a citizen's suit under the Clean Water Act against the Company in the United States District Court for the Northern District of California, alleging violations by the Company's Martinez Manufacturing Complex of its National Pollutant Discharge Elimination System permit due to exceedances of selenium and cyanide effluent discharge limits. A similar suit was filed on February 18, 1993 by the Pacific Coast Federation of Fishermen's Associations. The suits, which were consolidated, seek, among other things, civil penalties. A tentative settlement has been reached between the plaintiffs and the Company in this action. The terms of settlement are to be embodied in a consent decree and judgment and, before becoming final, must be approved by the court, following appropriate agency review and public notice and opportunity for comment. The significant terms of the pending settlement are: (a) the Company will pay the sum of $3,000,000; and (b) the Martinez Complex will seek to achieve certain selenium mass emission reduction objectives, calculated on a running annual average basis, over agreed time periods. In the event the Complex fails to meet an objective for any of the agreed periods, the Company shall make a per-pound payment of either $650,000 (which amount by agreement shall not be deductible by the Company in determining taxes), or $650,000 increased by 10% compounded annually (which amount would be deductible by the Company in determining taxes), in either case calculated pro-rata based on the amount by which the running annual average selenium discharge exceeds the applicable objective on the applicable date. The consent decree, and jurisdiction of the court, shall continue until attainment of a selenium level of 2.13 pounds per day, running annual average, over a specified time period.

         Also as discussed in the Company's 1993 Annual Report on Form 10-K, in December 1992 the United States EPA, Region V, filed an Administrative Complaint against the Company pertaining to its Wood River Manufacturing Complex located in Wood River, Illinois under Section 103 of the Comprehensive Environmental Response, Compensation and Liability Act and Section 304 of the Emergency Planning and Community Right to Know Act. The Complaint contained a proposed penalty of $914,650. In September 1994, the Company and EPA settled this matter for $431,488.

         The Wood River Manufacturing Complex was informed by the Office of the Attorney General of the State of Illinois of its intention to file a civil enforcement complaint against the complex, alleging violation of various state environmental statutes and regulations with regard to certain incidents and conditions occurring at the Complex in 1990-1993. Following negotiation, the Company and the Attorney General have agreed to settle these allegations with the Company's payment of $118,000. This settlement is to be incorporated into a Consent Decree, to be filed simultaneously with the State's complaint.

         During September 1994, two individuals filed separate citizen's suits under the Endangered Species Act against the Company in the United States District Court for the Northern District of California alleging the Company's violation of that Act by virtue of the Martinez Manufacturing Complex's discharge of excessive amounts of selenium into San Francisco Bay. The complaints allege that such discharges have deleterious effects on certain endangered fish and fowl in the area and thus constitute a "taking" of these species. The actions seek civil penalties, injunctive relief and attorneys' fees. Plaintiffs in these actions are commercial party-boat fishermen in the Bay area, both of whom have pending tort actions against the Company.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               27.  Financial Data Schedule

         (b)   Reports on Form 8-K.

               None





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 SHELL OIL COMPANY



                                             By  /s/ H. E. BLECHL
                                                 ______________________________
                                                 H. E. Blechl, Controller
                                                 (Principal Accounting and
                                                 Duly Authorized Officer)




Date: October 31, 1994

                           EXHIBIT INDEX


    Exhibit
    _______

      27          Financial Data Schedule