Form 10-K
period 1994-12-31
SHELL OIL CO
filed 1995-02-17
CIK 89629

                                      1994
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                        to

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

                                                          NAME OF EACH EXCHANGE ON
                      TITLE OF EACH CLASS                     WHICH REGISTERED
            7 1/4% DEBENTURES DUE 2002                    NEW YORK STOCK EXCHANGE
            GUARANTEES --
                 EVIDENCING GUARANTEE OF 7 1/2% GUARANTEED
                 SINKING FUND DEBENTURES DUE 1999 OF
                 SHELL PIPE LINE CORPORATION              NEW YORK STOCK EXCHANGE

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X.    No.
                                              ----       ----
     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not applicable.

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. None.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding as of February 16, 1995 -- 1,000 shares of Common Stock, of a par value of $10.00 a share.
                            ------------------------

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

     (2) during the preceding thirty-six calendar months and any subsequent period of days, there has not been any material default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within thirty days with respect to any indebtedness of the registrant or its subsidiaries, and there has not been any material default in the payment by the registrant or its subsidiaries of rentals under material long-term leases.
                            ------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE: None

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

     The Company is wholly owned by Shell Petroleum Inc., a Delaware corporation, whose shares are directly or indirectly owned 60 percent by Royal Dutch Petroleum Company, The Hague, The Netherlands, and 40 percent by The "Shell" Transport and Trading Company, public limited company, London, England. Royal Dutch Petroleum Company and The "Shell" Transport and Trading Company, public limited company, are holding companies which together directly or indirectly own securities of companies of the Royal Dutch/Shell Group of Companies, the members of which are severally engaged throughout the greater part of the world in one or more phases of the oil and natural gas, chemical and coal industries.

     Shell Oil is engaged, principally in the United States, in the exploration for, and development, production, purchase, transportation and marketing of, crude oil and natural gas, and the purchase, manufacture, transportation and marketing of oil and chemical products. In addition, Shell Oil is engaged in the exploration for, and production of, crude oil and natural gas outside the United States, including several ventures with companies of the Royal Dutch/Shell Group of Companies. Also, Shell Oil is engaged in the development, production and marketing of sulfur and carbon dioxide.

     The three major reporting segments of Shell Oil's businesses are Oil and Gas Exploration and Production, Oil Products and Chemical Products. The two products segments are integrated through certain common manufacturing facilities, raw material supplies and technical support.

     Compared with other integrated enterprises in the petroleum industry, the Company believes that in 1994, domestically, Shell Oil ranked third in the net production of crude oil and natural gas liquids, sixth in net production of natural gas, second in refined products sold and fourth in refinery processing intakes. Additionally, within the petroleum industry, Shell Oil is a leader in the domestic manufacturing and marketing of chemicals.

     At December 31, 1994, Shell Oil had 21,496 employees.

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

     The following is a summarized disaggregation of Shell Oil's consolidated net income for each of the past three years.

                                                               1994        1993        1992
                                                              ------      ------      ------

                                                                  (millions of dollars)
    SEGMENT NET INCOME (LOSS)
         Oil and Gas Exploration and Production............   $  257      $  477      $  469
         Oil Products......................................      373         280           6
         Chemical Products.................................      161          35          12
         Other.............................................     (235)        (27)        (70)
                                                              ------      ------      ------
                   TOTAL...................................   $  556         765         417
    NONALLOCATED COSTS.....................................       48         (16)        (28)
                                                              ------      ------      ------
                   INCOME FROM OPERATIONS..................   $  508      $  781      $  445
                                                              ------      ------      ------
         CUMULATIVE EFFECT OF ACCOUNTING CHANGES...........       --          --        (635)
                                                              ------      ------      ------
                   NET INCOME (LOSS).......................   $  508      $  781      $ (190)
                                                              ======      ======      ======

OIL AND GAS EXPLORATION AND PRODUCTION

  General

     Total revenues, operating profit and segment income for Oil and Gas Exploration and Production activities for each of the past three years, together with capital expenditures and related identifiable assets at the end of each year, were as set out below. For additional information, see Note 19 of the Notes to Consolidated Financial Statements included in Item 14a.

                                                              1994        1993        1992
                                                             -------     -------     -------

                                                                  (millions of dollars)
    REVENUES
         Sales and other operating revenue................   $ 1,490     $ 1,418     $ 1,280
         Other revenue....................................        33          96         113
         Intersegment transfers...........................     2,257       2,492       3,032
                                                             -------     -------     -------
                   TOTAL REVENUES.........................     3,780       4,006       4,425
    COSTS AND EXPENSES
         Costs and operating expenses.....................     2,183       2,110       2,404
         Depreciation, depletion, amortization and
           retirements....................................     1,605       1,225       1,539
                                                             -------     -------     -------
                   OPERATING PROFIT.......................        (8)        671         482
         Allocated corporate expenses.....................        39          53          62
         Allocated income taxes...........................      (210)        163         (29)
         Equity in net (income) loss of others............       (96)        (23)        (20)
                                                             -------     -------     -------
                   INCOME FROM ONGOING OPERATIONS.........       259         478         469
         Other charges*...................................         2           1          --
                                                             -------     -------     -------
                   SEGMENT NET INCOME.....................   $   257     $   477     $   469
                                                             =======     =======     =======
    CAPITAL EXPENDITURES..................................   $   952     $   877     $   877
                                                             =======     =======     =======
    IDENTIFIABLE ASSETS AT DECEMBER 31....................   $12,217     $12,697     $13,525

- ---------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

    Exploration and Production Operations

     Domestically, Shell Oil produces crude oil (including condensate), natural gas and natural gas liquids in 12 states, the Gulf of Mexico and offshore California. In 1994, domestic onshore production accounted for 61 percent of Shell Oil's crude oil production and 44 percent of its natural gas production. The Gulf of Mexico,

California and Texas are Shell Oil's principal areas of production activity, providing about 86 percent of its combined oil and gas production on a crude oil equivalent basis. The majority of Shell Oil's oil and gas production interests are acquired under leases (including many leases on federal onshore and offshore tracts); such leases are generally obtained for an initial fixed term which is automatically extended by the establishment of production for so long as production continues, subject to compliance with the terms of the lease (including, in the case of federal leases, extensive regulations imposed by federal law). Shell Oil also has international oil and gas production and produces sulfur from its natural gas processing plants in the United States.

  Supplemental and Enhanced Recovery

     Shell Oil continues to develop and use supplemental and enhanced recovery techniques to produce crude oil which could not be recovered by natural reservoir forces. These recovery operations accounted for 57 percent of Shell Oil's domestic crude oil production in 1994. Activities include steam injection to produce heavy, more viscous crude oil, carbon dioxide (CO2) injection for increased recovery of lighter oil and supplemental water injection.

     Steam injection methods, primarily in California, accounted for 27 percent of domestic crude oil production in 1994, slightly less than 1993. Also, in 1994, CO2 injection projects in West Texas and Mississippi accounted for 19,200 net barrels per day of crude oil production.

  Domestic Offshore Oil and Gas

     Shell Oil acquired interests in 46 tracts in the Gulf of Mexico during 1994 at a bonus cost of $17 million. Shell Oil now holds interests in 653 tracts in the Gulf, 433 of which are in water depths exceeding 1,500 feet, comprising about one-third of the industry's deep-water leaseholds.

     Exploration and development of offshore acreage continued in 1994 with Shell Oil participating in the drilling of 60 gross wells, of which 36 were classified as producing or capable of producing (producers).

     In April 1994, Shell Oil began production from the tension leg platform
(TLP) in its Auger field, 214 miles southwest of New Orleans. Initial production rates have surpassed expectations, reaching as high as 55,000 barrels of oil per day. Gross ultimate recovery from Auger is expected to be 220 million barrels of crude oil equivalents. Construction has begun on a TLP for Prospect Mars, located 130 miles southeast of New Orleans in approximately 2,940 feet of water. Mars, owned 71.5 percent by Shell Oil, is designed to recover approximately 500 million barrels of crude oil equivalents in its first phase. Drilling operations continue in anticipation of TLP installation in early 1996. First production is expected in late 1996. A decision on subsequent development will be made about two to three years after production from the first phase commences. Development of Prospect Ram/Powell (Shell Oil interest 38 percent) was approved in late 1994 at a gross cost of $1 billion. Production is expected to begin in late 1997 from a TLP, reaching a peak rate of 60,000 barrels of oil and 200 million cubic feet of gas per day. Ultimate gross recovery is expected to be about the same as Auger. Work continued on two smaller prospects, Tahoe and Popeye, in 1,500 and 2,100 feet of water, respectively, utilizing subsea technology. Tahoe began production in 1994, while Popeye is expected to commence production in the second half of 1995. After payout of capital costs, Shell Oil's share of Tahoe is 70 percent and Popeye is 37.5 percent.

  Domestic Onshore Oil and Gas

     During 1994, Shell Oil participated in drilling 279 gross development wells of which 277 were producers. Most of this activity was in Shell Oil's heavy oil fields in California.

     Shell Oil participated in drilling 7 gross exploratory wells. Two were producers. Exploration activities were primarily along the Gulf Coast.

  International Oil and Gas

     In 1994, the Company's subsidiaries were active in 9 countries outside of the United States and had exploratory rights, as of December 31, 1994, to about 38 million gross acres. These subsidiaries participated in drilling 20 gross exploratory and development wells, of which 12 were producers. The drilling activity was concentrated in China and Yemen.

     In 1993, Shell Oil exchanged the assets of subsidiaries which held production rights in Syria for an interest in a Dutch affiliate which had also acquired rights in the Danish North Sea from another affiliate. Shell Oil's investment in the Dutch affiliate is accounted for using the equity method.

     Production began in July 1993 from the Yemen-Masila Block and reached 165,000 gross barrels per day by year-end 1994. Shell Oil has a 20 percent interest in this production.

     With co-venturers, development of two fields in offshore China continues, with initial production from the first field in November, 1994 (Shell Oil's interest 12.5 percent). The second field (Shell Oil's interest 24.4 percent) is expected to commence production in the fourth quarter of 1995.

  Results of Operations and Costs

     Results of operations for oil and gas producing activities, as prescribed by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities," are shown below. These results exclude related activities, such as the purchase and resale of natural gas, and revenues and expenses associated with certain non-hydrocarbon products, such as sulfur and carbon dioxide, which are included in the Segment Net Income data set forth above and in Note 19 of the Notes to Consolidated Financial Statements included in Item 14a of this report.

                                 1994                        1993                        1992
                       ------------------------    ------------------------    ------------------------
                        U.S.     INT'L   TOTAL      U.S.     INT'L   TOTAL      U.S.     INT'L   TOTAL
                       ------    ----    ------    ------    ----    ------    ------    ----    ------
                                                    (millions of dollars)
Sales................. $1,108    $ 41    $1,149    $1,111    $ 37    $1,148    $1,050    $ 31    $1,081
Transfers.............  1,758     226     1,984     1,901     359     2,260     2,269     423     2,692
                       ------    ----    ------    ------    ----    ------    ------    ----    ------
     Total Revenues...  2,866     267     3,133     3,012     396     3,408     3,319     454     3,773
Production costs*.....  1,066      73     1,139     1,104     131     1,235     1,348     137     1,485
Exploration
  expenses............    277      66       343       224      74       298       250      86       336
Depreciation,
  depletion and
  amortization........  1,477     111     1,588     1,119      97     1,216     1,440      87     1,527
Income tax expense....   (229)     14      (215)       63      54       117      (195)     50      (145)
                       ------    ----    ------    ------    ----    ------    ------    ----    ------
     Results of
       Operations**...    275       3       278    $  502    $ 40    $  542    $  476    $ 94    $  570
                       ------    ----    ------    ------    ----    ------    ------    ----    ------
Shell Oil's interest
  in results of
  operations of equity
  companies...........     --      39        39        --    $  3    $    3        --      --        --
                       ======    ====    ======    ======    ====    ======    ======    ====    ======

- ------------
  * Beginning in 1993, the value of own production consumed as fuel was eliminated from production costs. In 1993, the 1992 data was restated to conform with this presentation.

 ** Excludes research, corporate overhead and interest costs.

     The weighted average price per unit of production of crude oil and condensate, natural gas liquids and natural gas available for market, as well as production expenses and results of operations for oil and gas producing activities on a per barrel of equivalent net hydrocarbon production basis, for each of the past three years were as follows:

                                              1994                       1993                       1992
                                    ------------------------   ------------------------   ------------------------
                                     U.S.    INT'L    TOTAL     U.S.    INT'L    TOTAL     U.S.    INT'L    TOTAL
                                    ------   ------   ------   ------   ------   ------   ------   ------   ------
UNIT STATISTICS
  Weighted Average Price per
     Barrel of Net Production:
     Crude oil and condensate....   $13.41   $14.38   $13.51   $14.08   $16.05   $14.38   $15.78   $18.33   $16.14
     Natural gas liquids.........    11.95     9.69    11.94    12.87    16.70    12.93    13.03    17.50    13.11
  Weighted Average Price per
     Thousand Cubic Feet of Net
     Marketable Natural Gas
     Produced....................     1.90     1.64     1.88     2.12     2.22     2.12     1.71     1.07     1.69
  Production Expenses (dollars
     per barrel of equivalent net
     hydrocarbon production)*....     4.20     3.65     4.16     4.47     5.17     4.53     4.95     5.28     4.98
  Results of Operations (dollars
     per barrel of equivalent net
     hydrocarbon production)*....     1.09     0.13     1.02     2.12     1.63     2.07     2.02     3.83     2.18

- ---------------

* Beginning in 1993, the value of own production consumed as fuel and restructuring costs were eliminated from production expenses. In 1993, the 1992 data was restated to conform with this presentation. The restructuring costs on a dollars per barrel of equivalent net hydrocarbon production basis excluded for the years 1993 and 1992 were $0.07 and $0.26, respectively. There were no restructuring costs in 1994.

     Capitalized costs related to oil and gas producing activities at year end, and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below. These amounts do not include costs of carbon dioxide and other non-hydrocarbon projects which for segment reporting are included in the Oil and Gas Exploration and Production data presented in Notes 14 and 19 of the Notes to Consolidated Financial Statements.

                                         1994                         1993                         1992
                              --------------------------   --------------------------   --------------------------
                               U.S.     INT'L     TOTAL     U.S.     INT'L     TOTAL     U.S.     INT'L     TOTAL
                              -------   ------   -------   -------   ------   -------   -------   ------   -------
                                                             (millions of dollars)
CAPITALIZED COSTS
  Proved properties........   $20,130   $1,392   $21,522   $19,628   $1,335   $20,963   $19,925   $1,652   $21,577
  Unproved properties......       999       25     1,024     1,178       47     1,225     1,426       64     1,490
  Support equipment and
     facilities............       385       17       402       459       16       475       554       70       624
                              -------   ------   -------   -------   ------   -------   -------   ------   -------
       Total Capitalized
          Costs............    21,514    1,434    22,948    21,265    1,398    22,663    21,905    1,786    23,691
  Accumulated depreciation,
     depletion and
     amortization..........    11,866      669    12,535    11,011      565    11,576    10,980      702    11,682
                              -------   ------   -------   -------   ------   -------   -------   ------   -------
       NET CAPITALIZED
          COSTS............   $ 9,648   $  765   $10,413   $10,254   $  833   $11,087   $10,925   $1,084   $12,009
                              =======   ======   =======   =======   ======   =======   =======   ======   =======
  Shell Oil's interest in
     net capitalized costs
     of equity companies...        --      256       256        --   $  226   $   226        --       --        --
COSTS INCURRED IN PROPERTY
  ACQUISITION, EXPLORATION
  AND DEVELOPMENT
  ACTIVITIES*
     Acquisition of
       properties
       Proved..............   $    79   $   --   $    79   $    20   $   --   $    20   $     6   $   --   $     6
       Other...............        22        5        27        17        6        23        12        6        18

     Exploration costs.....       381       44       425       253       86       339       239      108       347
     Development costs.....       693       57       750       554      209       763       612      201       813
                              -------   ------   -------   -------   ------   -------   -------   ------   -------
     Shell Oil's share of
       costs incurred by
       equity companies....   $    --   $   68   $    68        --   $   19   $    19        --       --        --

- ------------

* Costs have been categorized on the basis of Financial Accounting Standards Board definitions which include costs of oil and gas producing activities whether capitalized or charged to expense as incurred.

     Shell Oil's oil and gas exploration and development net wells drilled and the wells which were producing or capable of producing, were as follows:

                                          1994                    1993                    1992
                                  ---------------------   ---------------------   ---------------------
                                   U.S.    INT'L TOTAL     U.S.    INT'L TOTAL     U.S.    INT'L TOTAL
                                  -----    ----- -----    -----    ----- -----    -----    ----- -----
NET WELLS DRILLED
  Exploratory
     Oil and Gas Wells.........       13    --       13       27     1       28        8     5       13
     Dry Holes.................       20     2       22       17     3       20       13     9       22
  Development
     Oil and Gas Wells.........      204     2      206      178    13      191      193    15      208
     Dry Holes.................        3    --        3        4     1        5        5     2        7
OIL AND GAS WELLS PRODUCING OR
  CAPABLE OF PRODUCING
  Gross Wells
     Oil.......................   23,879   341   24,220   23,908   411   24,319   26,213   475   26,688
     Gas.......................    1,519    28    1,547    1,578    25    1,603    1,799    33    1,832
  Net Wells
     Oil.......................   14,495    95   14,590   14,733   113   14,846   16,350   142   16,492
     Gas.......................    1,037     8    1,045    1,011     8    1,019    1,077    10    1,087
  Number of net oil and gas
     wells above completed in
     more than one producing
     formation.................      320     3      323      289     3      292      390     2      392

     As of December 31, 1993, Shell Oil's interest in wells which were in the process of being drilled was as follows:

                                            EXPLORATORY         DEVELOPMENT             TOTAL
                                           -------------       --------------       --------------
                                           GROSS     NET       GROSS     NET        GROSS     NET
                                           -----     ---       -----     ----       -----     ----
WELLS IN PROCESS OF BEING DRILLED
     United States.......................   6.0      4.2       40.0      34.0       46.0      38.2
     International.......................    --      --         2.0       0.3        2.0       0.3
                                           -----     ---       -----     ----       -----     ----
          Total..........................   6.0      4.2       42.0      34.3       48.0      38.5
                                           =====     ====      =====     ====       =====     ====

     Acreage in which Shell Oil had an interest at the end of each of the periods indicated was as follows:

                                              1994       1993        1992        1991        1990
                                             -------    -------    --------    --------    --------
                                                              (thousands of acres)
UNDEVELOPED ACREAGE
     Gross
       United States
          Onshore........................      1,542      1,354       1,983       2,535       3,644
          Offshore.......................      2,797      4,086       4,966       6,390       6,698
       International.....................     37,685     37,823      40,860      49,725      66,682
                                             -------    -------    --------    --------    --------
               TOTAL.....................     42,024     43,263      47,809      58,650      77,024
                                              ======     ======     =======     =======     =======
     Net
       United States
          Onshore........................        955        960       1,472       1,948       2,790
          Offshore.......................      2,717      3,717       4,544       5,550       5,747
       International.....................     23,125     13,780      16,308      20,670      29,170
                                             -------    -------    --------    --------    --------
               TOTAL.....................     26,797     18,457      22,324      28,168      37,707
                                              ======     ======     =======     =======     =======
PRODUCING OIL AND GAS ACREAGE
     Gross
       United States.....................      1,281      1,329       1,513       1,599       1,575
       International.....................         90         69         109         110          99
                                             -------    -------    --------    --------    --------
               TOTAL.....................      1,371      1,398       1,622       1,709       1,674
                                              ======     ======     =======     =======     =======
     Net
       United States.....................      1,003      1,072       1,115       1,167       1,131
       International.....................         23         20          30          32          28
                                             -------    -------    --------    --------    --------
               TOTAL.....................      1,026      1,092       1,145       1,199       1,159
                                              ======     ======     =======     =======     =======

     Shell Oil's net production (after deducting interests of others, including royalty) was as follows for the periods indicated:

LIQUIDS (THOUSANDS OF BARRELS DAILY)
NATURAL GAS (MILLIONS OF CUBIC FEET
  DAILY)                                      1994       1993        1992        1991        1990
                                             -------    -------    --------    --------    --------
NET CRUDE OIL AND CONDENSATE PRODUCED
     United States
          Gulf of Mexico.................        133        113         122         105          92
          California.....................        133        140         160         181         188
          Louisiana......................          9          8          10          10          12
          Michigan.......................          7          8          10          11          13
          Texas..........................         48         50          56          58          61
          Other..........................         25         30          30          35          35
                                             -------    -------    --------    --------    --------
          Total United States............        355        349         388         400         401
     International.......................         43         61          63          81          80
                                             -------    -------    --------    --------    --------
          Total consolidated companies...        398        410         451         481         481
     Shell Oil's interest in production
       of equity companies...............         31         29          --          --          --
NATURAL GAS LIQUIDS PRODUCED
     Predominantly domestic..............         61         54          59          56          60
                                             -------    -------    --------    --------    --------
          TOTAL LIQUIDS PRODUCED.........        490        493         510         537         541
                                              ======     ======     =======     =======     =======
NET NATURAL GAS PRODUCED*
     United States
          Gulf of Mexico.................        785        741         711         709         763
          Louisiana......................        120        129         140          50          39
          Michigan.......................        107        120         134         132         107
          Oklahoma.......................         --         --          --          --          14
          Texas..........................        345        370         343         331         333
          Other..........................        205        115         126         151         159
     International.......................         67         39          28          26          26
                                             -------    -------    --------    --------    --------
          TOTAL GAS PRODUCED.............      1,629      1,514       1,482       1,399       1,441
                                              ======     ======     =======     =======     =======
     Net natural gas available for
       market, excluding consumed in
       operations........................      1,473      1,361       1,158       1,187       1,185

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

     Estimated quantities of net proved oil, natural gas liquids and natural gas reserves and of changes in net quantities of proved developed and undeveloped reserves for each of the periods indicated were as follows:

                                                       1994                          1993                          1992
LIQUIDS (MILLIONS OF BARRELS)                ------------------------      ------------------------      ------------------------
NATURAL GAS (BILLIONS OF CUBIC FEET)         U.S.     INT'L    TOTAL       U.S.     INT'L    TOTAL       U.S.     INT'L    TOTAL
                                             -----    -----    ------      -----    -----    ------      -----    -----    ------
OIL RESERVES
  Proved Developed and Undeveloped
    Beginning of year......................  1,956      127    2,083       1,984      255    2,239       2,229     294     2,523
    Revisions of previous estimates........    (97)       4      (93)        (72)     (18)     (90)        (90)     10       (80)
    Improved recovery......................      7       --        7           6        1        7           4       9        13
    Purchases of reserves*.................      5       --        5           1     (101)(1) (100)          2      --         2
    Extensions and discoveries.............     68        3       71         219       13      232          12      60        72
    Sales of reserves......................     --       --       --         (55)      --      (55)        (31)    (95)(2)  (126)
    Production.............................   (129)     (16)    (145)       (127)     (23)    (150)       (142)    (23)     (165)
                                             -----     ----    -----       -----     ----    -----       -----    ----     -----
    End of year............................  1,810      118    1,928       1,956      127    2,083       1,984     255     2,239
                                             =====     ====    =====       =====     ====    =====       =====    ====     =====
    Net changes for year...................   (146)      (9)    (155)        (28)    (128)    (156)       (245)    (39)     (284)
    Shell Oil's interest in proved reserves
      of equity companies at end of year...     --       68       68          --       69       69          --      --        --
  Proved Developed
    Beginning of year......................  1,252       79    1,331       1,372      131    1,503       1,504     138     1,642
    End of year............................  1,156       74    1,230       1,252       79    1,331       1,372     131     1,503
NATURAL GAS LIQUIDS RESERVES
  Proved Developed and Undeveloped
    Beginning of year......................    247        1      248         227        4      231         246       4       250
    Revisions of previous estimates........    (15)      --      (15)         17       (1)      16          (2)     --        (2)
    Purchases of reserves*.................      1       --        1          --       (2)(1)   (2)         --      --        --
    Extensions and discoveries.............     19       --       19          32       --       32           7      --         7
    Sales of reserves......................    --        --       --          (9)      --       (9)         (3)     --        (3)
    Production.............................    (22)      --      (22)        (20)      --      (20)        (21)     --       (21)
                                             -----     ----    -----       -----     ----    -----       -----    ----     -----
    End of year............................    230        1      231         247        1      248         227       4       231
                                             =====     ====    =====       =====     ====    =====       =====    ====     =====
    Net changes for year...................    (17)      --      (17)         20       (3)      17         (19)     --       (19)
  Proved Developed
    Beginning of year......................    170        1      171         173        3      176         182       3       185
    End of year............................    166        1      167         170        1      171         173       3       176
NATURAL GAS RESERVES**
  Proved Developed and Undeveloped
    Beginning of year......................  4,911      288    5,199       5,235      435    5,670       5,967     439     6,406
    Revisions of previous estimates........    (69)       2      (67)       (119)     (21)    (140)       (322)    (13)     (335)
    Improved recovery......................      1       --        1           4       --        4           1      --         1
    Purchases of reserves*.................     73       --       73          16     (112)(1)  (96)          9      --         9
    Extensions and discoveries.............  1,200       --    1,200         457       --      457         261      19       280
    Sales of reserves......................    --        --       --        (143)      --     (143)       (149)     --      (149)
    Production.............................   (570)     (25)    (595)       (539)     (14)    (553)       (532)    (10)     (542)
                                             -----     ----    -----       -----     ----    -----       -----    ----     -----
    End of year............................  5,546      265    5,811       4,911      288    5,199       5,235     435     5,670
                                             =====     ====    =====       =====     ====    =====       =====    ====     =====
    Net changes for year...................    635      (23)     612        (324)    (147)    (471)       (732)     (4)     (736)
    Shell Oil's interest in proved reserves
      of equity companies at end of year...    --       306      306          --      374      374          --      --        --
  Proved Developed
    Beginning of year......................  3,712      288    4,000       4,215      332    4,547       4,602     327     4,929
    End of year............................  3,646      265    3,911       3,712      288    4,000       4,215     332     4,547

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

     The standardized measure of discounted future net cash flows related to proved oil and gas reserves at the end of each year was as follows:

                                                       1994                            1993
                                           ----------------------------    ----------------------------
                                            U.S.      INT'L      TOTAL      U.S.      INT'L      TOTAL
                                           -------    ------    -------    -------    ------    -------
                                                              (millions of dollars)
STANDARDIZED MEASURE OF DISCOUNTED
  FUTURE NET CASH FLOWS
     Future cash inflows................   $37,250    $2,482    $39,732    $33,240    $2,101    $35,341
     Future production and development
       costs............................    17,609       890     18,499     19,953       927     20,880
     Future income tax expenses.........     5,385       411      5,796      2,988       220      3,208
                                           -------    ------    -------    -------    ------    -------
     Future net cash flows*.............    14,256     1,181     15,437     10,299       954     11,253
     10 percent annual discount for
       estimated timing of cash flows...     6,253       387      6,640      4,531       397      4,928
                                           -------    ------    -------    -------    ------    -------
          TOTAL.........................   $ 8,003    $  794    $ 8,797    $ 5,768    $  557    $ 6,325
                                           =======    ======    =======    =======    ======    =======
     Shell Oil's share of standardized
       measure of discounted future net
       cash flows of equity companies...        --    $  615    $   615         --    $  353    $   353

- ------------

* Future net cash flows were estimated using year end prices and costs, and currently enacted tax rates. Shell Oil's domestic and international weighted average crude oil prices at year end 1994 were $13.72 per barrel and $17.10 per barrel, respectively, compared to year end 1993 prices of $9.89 and $13.23 per barrel, respectively.

     The aggregate change in the standardized measure of discounted future net cash flows was an increase of $2,472 million in 1994, a decrease of $2,524 million in 1993 and an increase of $1,469 million in 1992. The principal sources of change were as follows:

                                                             1994          1993          1992
                                                            -------       -------       -------
                                                                   (millions of dollars)
CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED
  FUTURE NET CASH FLOWS
     Sales and transfers of oil and gas produced, net of
       production costs...................................  $(1,994)      $(2,191)      $(2,288)
     Net changes in prices and costs......................    3,863        (3,264)        1,613
     Extensions, discoveries, additions and improved
       recovery, less related costs.......................    1,458         1,291           559
     Net purchases and sales of reserves..................       89          (896)         (793)
     Development costs incurred during the period.........      750           763           813
     Revisions of previous reserve estimates..............     (518)         (252)         (558)
     Accretion of discount................................      810         1,274         1,019
     Net change in income taxes...........................   (1,480)        2,119        (1,087)

OIL PRODUCTS

  General

     The Oil Products business is engaged in the refining, transporting and marketing of oil products, principally in the United States. This segment is oriented toward light fuel products; accordingly, refineries are designed, and are being further upgraded, to produce large quantities of motor gasoline and aviation fuel. The Company is a leading U.S. marketer of gasoline and an important supplier of aviation fuel, lubricants and asphalt.

     Total revenues, operating profit and segment income for Oil Products' activities for each of the past three years, together with capital expenditures and related identifiable assets at the end of each year, were as set out below. For additional information, see Note 19 of the Notes to Consolidated Financial Statements included in Item 14a.

                                                            1994         1993         1992
                                                           -------      -------      -------
                                                                 (millions of dollars)
    REVENUES
         Sales and other operating revenue..............   $15,733      $15,462      $15,650
         Other revenue..................................        14            8           11
         Intersegment transfers.........................       851          949        1,007
                                                           -------      -------      -------
                   TOTAL REVENUES.......................    16,598       16,419       16,668

    COSTS AND EXPENSES
         Costs and operating expenses...................    15,559       15,708       16,347
         Depreciation, depletion, amortization and
           retirements..................................       341          253          259
                                                           -------      -------      -------
                   OPERATING PROFIT.....................       698          458           62
         Allocated corporate expenses...................        29           25           70
         Allocated income taxes.........................       218          163            3
         Equity in net (income) loss of others..........        24          (15)         (19)
                                                           -------      -------      -------
                   INCOME FROM ONGOING OPERATIONS.......       427          285            8
         Other charges*.................................        54            5            2
                                                           -------      -------      -------
                   SEGMENT NET INCOME...................   $   373      $   280      $     6
                                                           =======      =======      =======

    CAPITAL EXPENDITURES................................   $ 1,087      $   704      $   790
                                                           =======      =======      =======

    IDENTIFIABLE ASSETS AT DECEMBER 31..................   $ 7,892      $ 7,232      $ 7,107
                                                           =======      =======      =======

- ------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

    Supplies

     Shell Oil supplements its own crude oil production to meet its refinery requirements by the purchase of crude oil from both domestic and international sources. During 1994, 37 percent of the Company's net crude supply came from sources outside the United States. Approximately 21 percent was purchased from government oil companies in six foreign countries and 16 percent was purchased from other sources, including companies affiliated with the Royal Dutch/Shell Group of Companies.

     Net sources of crude oil, and oil products supply and distribution were as follows for the periods indicated:

                                                   1994      1993      1992      1991      1990
                                                   -----     -----     -----     -----     -----
                                                           (thousands of barrels daily)
NET SOURCES OF CRUDE OIL
     United States..............................     561       527       591       670       587
     International..............................     329       339       334       317       338
                                                   -----     -----     -----     -----     -----
          TOTAL.................................     890       866       925       987       925
                                                   =====     =====     =====     =====     =====
OIL PRODUCTS SUPPLY
     Net crude oil produced.....................     398       410       451       481       481
     Natural gas liquids produced...............      61        54        59        56        60
     Crude oil purchased........................   1,288     1,182     1,164     1,173     1,028
     Crude oil sold.............................    (796)     (726)     (690)     (667)     (584)
     Crude oil inventory change.................      --         5        --        (1)       23
     Oil products purchased.....................     496       424       276       270       323
                                                   -----     -----     -----     -----     -----
          TOTAL SUPPLY..........................   1,447     1,349     1,260     1,312     1,331
                                                   =====     =====     =====     =====     =====
OIL PRODUCTS DISTRIBUTION
     Refined products sold......................   1,272     1,200     1,120     1,195     1,188
     Used in chemical manufactures..............     125       121       128       119       118
     Product inventory change...................      16         6        (1)       (7)       20
     Own consumption, etc.......................      34        22        13         5         5
                                                   -----     -----     -----     -----     -----
          TOTAL DISTRIBUTION....................   1,447     1,349     1,260     1,312     1,331
                                                   =====     =====     =====     =====     =====

  Manufacturing

     During 1994, the Company owned and operated refining facilities located at Martinez, California; Wood River, Illinois; Norco, Louisiana; Odessa, Texas; and Anacortes, Washington. Additionally, the Company and a subsidiary of Mexico's national oil company Petroleos Mexicanos (Pemex) are in a 50/50 joint venture at the Deer Park, Texas refinery; the Company operates the refinery on behalf of the venture. A $1 billion refinery upgrading program continued on schedule at the jointly owned Deer Park refinery. In January 1994, the Company broke ground on a $1 billion clean fuels upgrading project at its Martinez, California refinery. This upgrade is designed to increase reformulated gasoline production to comply with new legal requirements as well as to increase diesel and jet fuel production and to decrease heavy fuel oil production.

     Refinery processing intakes of crude oil, natural gas liquids and other raw materials for the manufacture of petroleum products at the Company's refineries and certain other refinery statistics were as follows for the periods indicated:

                                                 1994      1993      1992      1991      1990
                                                 -----     -----     -----     -----     -----
                                                         (thousands of barrels daily)
REFINERY PROCESSING INTAKES
     Anacortes, Washington.....................    107       107       103        82        89
     Deer Park, Texas*.........................    112       142       225       202       176
     Martinez, California......................    161       168       165       140       119
     Norco, Louisiana..........................    239       232       202       199       212
     Odessa, Texas.............................     24        26        25        25        26
     Wilmington, California**..................     --        --        --       120       119
     Wood River, Illinois......................    262       243       252       234       224
                                                 -----     -----     -----     -----     -----
          TOTAL................................    905       918       972     1,002       965
                                                 =====     =====     =====     =====     =====
OTHER REFINERY STATISTICS*
     Operable capacity of crude oil
       distillation units at beginning of
       year....................................    847       892***    967     1,083     1,079
     Refinery intakes to crude oil
       distillation units .....................    850       854       900       949       904
     Refinery crude oil distillation unit
       intakes as a percent of operable
       capacity at beginning of year...........  100.4%     95.7%     93.1%     87.6%     83.8%
     Own net produced crude oil and natural gas
       liquids as a percent of intakes to crude
       oil distillation units..................   54.0%     54.3%     56.7%     56.6%     59.8%

- ---------------

  * Reflects the Company's 50% equity interest in the Deer Park Refinery, effective April 1, 1993.

 ** The Wilmington, California refinery was sold in December 1991.

*** Weighted average capacity. Adjusted to reflect the Company's 50% equity interest in the Deer Park Refinery, effective April 1, 1993.

  Transportation

     At December 31, 1994, Shell Oil's wholly owned pipeline system consisted of approximately 5,989 miles of pipelines of various sizes, of which 2,856 miles were crude oil gathering and trunk lines, 2,765 miles were products lines, 130 miles were natural gas lines and 238 miles were carbon dioxide lines. In addition, Shell Oil had varying stock, partnership or undivided interests in pipelines consisting of approximately 2,928 miles of crude lines, 7,415 miles of products lines and 784 miles of carbon dioxide lines. Shell Oil also engages tankers and barges by a variety of methods, including spot charters, short-term and long-term charters, contracts of affreightment and other contractual arrangements for transportation of crude oil and products. Oil products are also delivered to customers by truck and rail.

     In late 1994, plans to construct a major new pipeline system to transport crude oil from current and future deepwater production in the Gulf of Mexico were announced. Construction of two 20 inch diameter lines having a total design capacity of 200,000 barrels per day is anticipated to begin mid-1995 with completion in 1996.

  Marketing

     Shell Oil distributes oil products principally under the "Shell" symbol or other trademarks in which the word "Shell" appears. Oil marketing operations are carried out through transportation systems, terminals, bulk distributing plants and, at the end of 1994, approximately 8,600 service stations displaying Shell trademarks. These stations are located in 40 states and the District of Columbia.

     The number of bulk distributing plants and service stations was as follows at the end of the periods indicated:

                                                 1994      1993      1992      1991      1990
                                                ------    ------    ------    ------    ------
BULK DISTRIBUTING PLANTS
     Leased or owned..........................      55        57        61        65        67
                                                ======    ======    ======    ======    ======
SERVICE STATIONS*
     Leased or owned..........................   4,000     3,900     3,900     3,900     4,000
     Jobber and other.........................   4,600     4,800     4,800     5,000     5,400
                                                ------    ------    ------    ------    ------
          TOTAL...............................   8,600     8,700     8,700     8,900     9,400
                                                ======    ======    ======    ======    ======
          ----------------------
          * Rounded to nearest hundred.

     Shell Oil's refined product revenues and sales volumes were as follows for the periods indicated:

                                            1994        1993        1992        1991        1990
                                           -------     -------     -------     -------     -------
                                                            (millions of dollars)
REFINED PRODUCT REVENUES
  Automotive gasoline....................  $ 6,818     $ 6,687     $ 6,713     $ 7,172     $ 8,499
  Jet fuel...............................    1,160       1,242       1,173       1,387       1,673
  Kerosene, heating and diesel oils......      462         449         368         480         570
  Heavy fuel oils........................      404         423         469         495         483
  Propane and other LPG..................      398         419         408         390         375
  Asphalt................................      240         230         168         185         230
  Lubricants, grease, process oils and
     wax.................................      596         551         575         584         592
  Coke...................................       20          22          16          42          52
  All other products.....................      962         763         753         885         912
                                           -------     -------     -------     -------     -------
       TOTAL.............................  $11,060     $10,786     $10,643     $11,620     $13,386
                                           =======     =======     =======     =======     =======
                                                        (thousands of barrels daily)
REFINED PRODUCT SALES VOLUMES
  Automotive gasoline....................      685         638         596         636         663
  Jet fuel...............................      145         143         128         141         142
  Kerosene, heating and diesel oils......       59          54          42          52          55
  Heavy fuel oils........................       87         103         108         113          84
  Propane and other LPG..................       88          89          87          74          68
  Asphalt................................       40          37          35          32          35
  Lubricants, grease, process oils and
     wax.................................       19          17          18          17          19
  Coke...................................        6           6           6          15          16
  All other products.....................      143         113         100         115         106
                                           -------     -------     -------     -------     -------
       TOTAL.............................    1,272       1,200       1,120       1,195       1,188
                                           =======     =======     =======     =======     =======

CHEMICAL PRODUCTS

     The Company is a major producer in the United States of olefins, aromatics, detergent alcohols, ethylene oxide and derivatives, thermoplastic elastomers, epoxy resins, polypropylene, oxygenated and hydrocarbon solvents, polyester resin, and ethylene oxide catalysts. These basic chemical products are used in many consumer and industrial products and processes. They are sold primarily to industrial markets in the United States through the Company's own sales force; some products are also sold through distributors. Approximately 20 percent of chemical volumes are sold outside the United States. Chemical products are delivered to customers principally by rail, truck and pipeline. In addition, petrochemicals are manufactured by a joint venture with Saudi Basic Industries Corporation and sold in worldwide markets. To further improve long-term profitability, Shell Oil continues to pursue new business ventures and growth opportunities in areas that complement its strengths in technology and feedstocks. In early 1995, the Company announced plans to hold separate and divest its polypropylene-related assets (see Item 3. Legal Proceedings, page
20).

     Total revenues, operating profit and segment net income for Chemical Products' activities for each of the past three years, together with capital expenditures and related identifiable assets at the end of each year, were as set out below. For additional information, see Note 19 of the Notes to Consolidated Financial Statements included in Item 14a.

                                                               1994        1993        1992
                                                              ------      ------      ------
                                                                  (millions of dollars)
    REVENUES
         Sales and other operating revenue.................   $4,075      $3,687      $3,354
         Other revenue.....................................       12          16          39
         Intersegment transfers............................      158         172         129
                                                              ------      ------      ------
                   TOTAL REVENUES..........................    4,245       3,875       3,522

    COSTS AND EXPENSES
         Costs and operating expenses......................    3,654       3,315       3,133
         Depreciation, depletion, amortization and
           retirements.....................................      288         232         216
                                                              ------      ------      ------
                   OPERATING PROFIT........................      303         328         173
         Allocated corporate expenses......................       16          24          30
         Allocated income taxes............................       98         119          48
         Equity in net (income) loss of others.............      (34)        (35)          2
                                                              ------      ------      ------
                   INCOME FROM ONGOING OPERATIONS..........      223         220          93
         Other charges*....................................       62         185          81
                                                              ------      ------      ------
                   SEGMENT NET INCOME......................   $  161      $   35      $   12
                                                              ======      ======      ======
    CAPITAL EXPENDITURES...................................   $  343      $  319      $  424
                                                              ======      ======      ======
    IDENTIFIABLE ASSETS AT DECEMBER 31.....................   $4,520      $4,312      $4,131
                                                              ======      ======      ======

- ------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

     Chemical sales revenues were as follows for the periods indicated:

                                                 1994       1993       1992       1991       1990
                                                -------    -------    -------    -------    -------
                                                               (millions of dollars)
Primaries (olefins, aromatics)................  $ 1,024    $   869    $   980    $   967    $ 1,167
Intermediates and solvents....................    1,314      1,211      1,152      1,290      1,395
Polymers......................................    1,550      1,434      1,013        942        965
Other.........................................       78         84        133         98        127
                                                -------    -------    -------    -------    -------
                                                $ 3,966    $ 3,598    $ 3,278    $ 3,297    $ 3,654
                                                 ======     ======     ======     ======     ======

     The Company owns and operates chemical manufacturing facilities located at Martinez, California; Lakeland, Florida; Argo and Wood River, Illinois; Geismar, Norco, Taft and Reserve, Louisiana; Belpre, Ohio; Deer Park, Texas; and Pt. Pleasant, West Virginia. During 1994, a 35 percent increase in the annual capacity of the polyester resin manufacturing plant in Point Pleasant, West Virginia was completed, and an additional 33 percent expansion was begun with completion expected in 1996. Also in 1994, ethylene unit expansions were begun at Deer Park and Norco with first phase completion scheduled for late 1995. Two expansions of production facilities at Lakeland, Florida for waterborne epoxy resins were completed in 1994.

OTHER BUSINESSES

  Coal

     In 1994, Shell Oil sold its 25 percent equity interest in Zeigler Coal Holding Company.

  Other

     In connection with its oil and gas exploration and production business, Shell Oil has reserves of, and produces, sulfur and carbon dioxide. Sulfur is recovered in some of its natural gas plants and refinery operations. Estimated year-end proved reserves and production of sulfur and carbon dioxide for each of the periods indicated were as follows:

                                                 1994       1993       1992       1991       1990
                                                ------     ------     ------     ------     ------
SULFUR (thousands of long tons)
  Estimated proved reserves...................   3,860      4,075      4,304      4,681      5,574
  Production..................................     209        228        245        284        310
  Recovered in refinery operations............     251        255        207        241        218
  Average price per ton.......................  $14.67     $30.04     $54.37     $84.44     $82.96
CARBON DIOXIDE (billions of cubic feet)
  Estimated proved reserves...................   4,212      4,250      4,315      4,788      4,944
  Production..................................     114        100        109        111        130
  Average price per thousand cubic feet.......  $ 0.17     $  .37     $  .47     $  .46     $  .50

OTHER MATTERS

  General

     The business affairs, operations and earnings of Shell Oil continue to be affected by political developments and by legislation, regulation and other actions taken by federal, state and local governments, and by governmental entities outside the United States, particularly those directly or indirectly affecting oil and natural gas production, transportation, purchase or sale; the refining, manufacture, transportation or marketing of petroleum and chemical products; environmental issues related to all of the preceding (as discussed in "Environmental Matters" following); or restrictions or requirements imposed on companies because of foreign ownership or affiliations. As such matters could subject Shell Oil to changes in operations, as well as to litigation and claims of a character which have not existed in the past, Shell Oil is unable to predict the overall effect of the preceding on its operations and earnings.

  Environmental Matters

     Federal environmental laws and regulations including the National Environmental Policy Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; the Comprehensive Environmental Response, Compensation and Liability Act; and their implementing regulations, as well as numerous state and local environmental laws, continue to have an increasing impact on Shell Oil's operations. Additional information concerning the effect that compliance with such environmental requirements may have on capital expenditures, earnings and competitive position, including information concerning allegations or claims received regarding site cleanup obligations, is incorporated herein by reference from Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental Matters (pages 30-32), and Item 3. Legal Proceedings (pages 18-22).

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

  Research

     Total research and development expenses charged to income (including applicable operating taxes and depreciation) in 1994 amounted to $170 million, compared with $192 million in 1993 and $206 million in 1992. In 1994, about 73 percent was spent on Shell Oil sponsored research and development activities relating to the improvement of existing, and the development of new, products and processes, as compared to 65 percent in 1993 and 67 percent in 1992. The remainder in each period was spent primarily on oil and gas exploration and production activities.

     The Company and another company of the Royal Dutch/Shell Group of Companies have an arrangement whereby each will perform for, and exchange with, the other, research services in petroleum technology, chemicals and other fields. In addition, certain subsidiaries of the Company have technology sharing agreements with certain other affiliates.

ITEM 3. LEGAL PROCEEDINGS.

     In March 1983, the United States Environmental Protection Agency (EPA) named the Company as one of several potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for the costs of cleanup of the McColl Site, a site in Southern California used for the disposal of refinery waste from 1942 to 1946. In April 1991, the Company, Unocal, Arco and Texaco filed a counterclaim for contribution against agencies of the United States government since the waste disposal at the McColl Site arose primarily from the production of fuel for the U.S. military during World War II. In June 1993, the EPA selected Soft Material Solidification as the remedy, with a contingency for RCRA-equivalent closure. The EPA states that the cost of its remedy is expected to be approximately $79 million but could go as high as $120 million. In September 1993 the court ruled that the Company and other defendants were liable for the costs of cleanup. The court has yet to rule on the Company's counterclaim for contribution. In the second quarter of 1994, the Company, Arco, Texaco and Unocal agreed to settle the EPA and certain state claims for certain past costs incurred in connection with the McColl site for $18 million; this settlement was completed on January 11, 1995. The Company is also seeking a declaratory judgment in state Superior Court, San Mateo County, California that it has insurance coverage.

     In December 1983, the United States filed a civil action in the United States District Court for the District of Colorado against the Company alleging environmental damage and other liabilities based primarily upon CERCLA and upon alleged breaches of lease obligations and other common law claims resulting from the Company's operations from 1952 to 1982 at the United States Army's Rocky Mountain Arsenal near Denver, Colorado. The State of Colorado contemporaneously filed in the same court an action under CERCLA against the United States, the United States Army and the Company alleging in part that, under CERCLA, the State is trustee of the natural resources in question. The United States and the Company entered into a settlement in February 1989. The settlement was approved by the court in a Consent Decree effective February 12, 1993. Under the settlement, the Company pays 50 percent of any amount expended for remedial costs and natural resource damages up to $500 million. The Company would also pay 35 percent of such expenditures between $500 million and $700 million and 20 percent of any amount expended in excess of $700 million. Based on its proposed remediation alternative, the Company has accrued $500 million before tax for its share of related costs, including provisions of $215 million in 1993 and $105 million in 1992. The

Company's share of expenditures through December 31, 1994 was approximately $240 million. Other remediation alternatives, some of which could add significantly to the Company's cost at the RMA, have been proposed by the State of Colorado and the EPA; the Company does not believe such alternatives to be cost effective or necessary to prevent risk to the environment. A final decision is not expected until at least year end 1995 and possibly 1996. Future provisions may be required as the scope and nature of remediation programs and related cost estimates are clarified. The Company continues to litigate to establish insurance coverage at the RMA through 1969 in the state Superior Court in San Mateo County, California.

     Since 1984, the Company has been named as a defendant in numerous product liability cases, including class actions, involving the failure of plumbing systems in the United States constructed with polybutylene plastic pipe. Numerous claims seeking reimbursement for repairs to leaking polybutylene plumbing systems have also been received. The components of such plumbing systems were manufactured primarily by United States Brass Corporation (United States Brass) and Vanguard Plastics, Inc. using polybutylene resin supplied by the Company to fabricate the pipe and initially polyacetal resin supplied by E.I. DuPont de Nemours and Company (DuPont) and Hoechst Celanese Corporation (Hoechst Celanese) to fabricate the pipe fittings. The suits claim property damages, principally from leaking residential plumbing systems and, in some cases, fraud and intentional misrepresentation. Some claims involve pipe connecting end users with utility water lines and a small number of cases involve problems with municipal water distribution systems. The fabricators of the plumbing systems and the manufacturers of the resin for the fittings, as well as the builders and installers of the systems in various locations, are also defendants in these cases. The Company's position and most of the judgments to date have confirmed that most of the leaks in residential plumbing systems have occurred due to the failure of the polyacetal insert fitting system. Polyacetal is no longer used to manufacture insert fittings for these systems. Current rough estimates are that claims of leaks have been made concerning about 4% of the polybutylene plumbing systems installed with such fittings. In late 1994, the Company with various other defendants had open claims concerning leaks in approximately 130,000 of these systems, about 100,000 of which were the subject of litigation. These numbers exclude claims arising as a part of class actions since the number of plumbing systems involved in such actions has not been ascertained. The number of new claims received increased significantly during 1994 despite the resolution of 11,000 claims in a single settlement in June, 1994. Class actions are pending in California, Nevada and Arizona (involving potentially 50,000 site built units), and in Texas.

     On October 24, 1994 a hearing was held in Beeman v. Shell Oil Company et al., the proposed nationwide class action pending in Texas state court. The plaintiffs and defendants in Beeman announced they had reached an overall settlement, but that the allocations among the participating defendants had not been decided. The settlement, if it becomes final, would commit the three participating defendants (the Company, Hoechst Celanese and DuPont) to spend at least $750 million to handle claims; if the $750 million was expended, the defendants could then continue to fund the settlement or withdraw, in which case they would be subject to suit for claims not resolved as part of the class settlement. The settlement would not cover ongoing litigation filed prior to the filing of the class action. Certain plaintiffs' counsel in other polybutylene cases have opposed the class, and no final determination regarding the class settlement is expected until late 1995.

     The judgments in the polybutylene cases are generally joint and several. Punitive damages have been awarded against the Company in only two cases and the Company is appealing those decisions. In Texas and California, the juries allocate percentage liability in joint defendant negligence cases which provides a basis for contribution among the liable co-defendants. Some of the smaller co-defendant installers are no longer in business and other co-defendant fabricators and installers may have problems paying their share of costs assessed in these cases. On May 22, 1994, United States Brass filed bankruptcy proceedings in United States Bankruptcy Court for the Eastern District of Texas in Plano, Texas. It is not clear as to the insurance coverage of certain co-defendants. The Company initially sought a declaratory judgment action in federal court in the Northern district of Illinois with respect to insurance coverage through mid-1985 for polybutylene claims against the Company. During the third quarter of 1994, that action was dismissed on procedural grounds. The Company has since amended a previously filed coverage action pending in state court in San Francisco, California to add its polybutylene coverage claims in that action.

     Almost all of the current polybutylene plumbing claims which are outside of litigation involve claims made to the Plumbing Claims Group, Inc. ("PCG"), a corporation owned by the Company, DuPont and Hoechst Celanese which employs approximately 100 people to take claims and arrange repairs concerning leaking polybutylene pipe systems. Costs of the PCG are billed based on interim sharing ratios which vary depending generally on the manufacturer of the component parts and the resins.

     The Company is a party to litigation in California and in Texas regarding Nemagon(R), an agricultural chemical containing DBCP manufactured and sold by the Company from 1955 to 1978. Decreases in the maximum contamination level for DBCP have resulted in residual traces of DBCP present in the groundwater in the area of certain wells exceeding certain state and federal maximum contamination levels. The claims in the litigation seek the cost of cleanup and future monitoring of such water wells. The Company is a co-defendant in these cases with other substantial manufacturers and suppliers of the same chemical. The final number of wells involved and the extent and manner of appropriate cleanup will be resolved in the litigation. Trial proceedings began in one of the larger of these cases, the City of Fresno v. Shell et al., in late December and a decision is not expected before midyear. In Texas, ten cases, including three alleged class actions, involving approximately 20,000 named plaintiffs were filed in 1993 against the Company, other substantial manufacturers and suppliers of DBCP and various banana growers. These actions allege that the plaintiffs suffer fertility problems arising from exposure to DBCP while working on banana plantations outside the United States. The Company is contesting whether any injury has in fact been incurred by plaintiffs, whether DBCP was in fact the cause of any such injury as may exist, and in any case if the Company was a supplier or otherwise had liability in connection with any such injury. The Company believes that it has insurance coverage regarding DBCP claims and has filed a declaratory judgment action in California Superior Court seeking to resolve this coverage issue.

     In December 1993, a Los Angeles County Superior Court jury, in two consolidated lawsuits against the Company and its subsidiary, returned a verdict against "Shell" in the amount of $46.9 million compensatory damages and $173 million punitive damages. Both cases involve the condition of the Dominguez oil field. Plaintiffs allege they were defrauded, that the oil and gas lease was breached, and that soil contamination on the property constitutes a continuing trespass. Final resolution through the appeals process could take two or more years. For a number of reasons, the Company believes the verdict was wrong and expects ultimately to prevail in the litigation.

     The Company, along with its parent companies and other affiliated companies, was sued in the United States District Court for the Southern District of New York in January of this year by Union Carbide Corporation. The complaint seeks preliminary and permanent injunctive relief concerning a proposed joint venture between affiliates of the Company and another company involving their polyolefins businesses (New Venture). In addition, the plaintiff alleges that the Company breached certain contractual obligations to Union Carbide.

     In a separate proceeding, the Federal Trade Commission (FTC) has accepted for public comment a consent agreement that permits the formation of the proposed New Venture. The Company has agreed with the FTC to hold separate and divest its polypropylene-related assets. The Company is proceeding to comply with the FTC consent agreement.

     The Company has been informed that the premises of its former manufacturing plant in Torrance, California have been noticed for listing as a CERCLA site. The plant was used for the manufacture of synthetic rubber by the United States government during World War II and the Korean War. The Company owned and operated the plant from 1955 to 1972. The Company and the United States have agreed to a cost sharing formula to cover the remediation of 3 acres of the premises on which extensive waste disposal occurred; a final plan for such remediation has not been approved. The Company is currently engaged in a Phase I investigation of the remaining portions of the former plant site to determine if any further remediation may be required.

     In November, 1994 the Occupational Safety and Health Administration of the U.S. Department of Labor ("OSHA") issued citations to the Company demanding $3,017,000 in civil penalties for alleged safety violations at the Belpre Chemical Plant. The case was immediately resolved through an Informal Settlement Agreement which included a payment of $3,017,000 to OSHA.

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

     In February 1991, the Nevada Division of Environmental Protection brought an action against the Company and others for alleged violations of the provisions of the Nevada Water Pollution Control Law, the Nevada Storage Tank Law and the Nevada Hazardous Waste Disposal Law. The action arises out of alleged discharges that have resulted in an underground plume of fuel in Sparks, Nevada and seeks payment of civil penalties and the performance of remedial work. In August 1991, the EPA issued a Comprehensive Environmental Response, Compensation and Liability Act Section 106 order to the Company and other companies to develop and implement a removal action. In February 1992, the state action was amended to include a claim for nuisance abatement. On June 29, 1992 the Company notified the EPA that it would participate in the action required by the Section 106 order. Mediation among the participating parties with regard to the allocation of cleanup costs at the site was concluded in early February, 1995. Unresolved issues will proceed to trial in January 1996.

     On October 5, 1992, the California Public Interest Research Group and two of its individual members filed a citizens' suit under the Clean Water Act against the Company in the United States District court for the Northern District of California, alleging violations by the Company's Martinez, California Manufacturing Complex of its National Pollutant Discharge Elimination System permit by numerous exceedances of certain effluent discharge limits. A similar suit was filed on February 18, 1993 by the Pacific Coast Federation of Fisherman's Association. The suits, which were consolidated, seek among other things civil penalties. A tentative settlement has been reached between the plaintiffs and the Company in these actions. The terms of settlement have been embodied in a proposed consent decree and judgment which was filed on January 6, 1995. Before becoming final, it must be approved by the court, following appropriate agency review and public notice and opportunity for comment. The significant terms of the pending settlement are: (a) the Company will pay the sum of $3,000,000; and (b) the Martinez Complex will seek to achieve certain selenium mass emission reduction objectives, calculated on a running annual average basis, over agreed time periods. In the event the Complex fails to meet an objective for any of the agreed periods, the Company shall make a per-pound payment of $650,000 increased by 10% compounded annually, calculated pro-rata based on the amount by which the running annual average selenium discharge exceeds the applicable objective on the applicable date. The consent decree, and jurisdiction of the court, shall continue until attainment of a selenium level of 2.13 pounds per day, running annual average, over a specified time period.

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

     During September 1994, two individuals filed separate citizens's suits under the Endangered Species Act against the Company in the United States District Court for the Northern District of California alleging the Company's violation of that Act by virtue of the Martinez Manufacturing Complex's discharge of excessive amounts of selenium into San Francisco Bay. The complaints allege that such discharges have deleterious effects on certain endangered fish and fowl in the area and thus constitute a "taking" of these species. The actions seek civil penalties, injunctive relief and attorneys' fees. Plaintiffs in these actions are commercial party-boat fishermen in the Bay area, both of whom have pending tort actions against the Company.

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

     In April 1994 the Company received a Report of Violation from the California Air Resources Board (CARB) alleging violation of regulations regarding gasoline additization. It is anticipated that Shell will settle this matter by paying $1 million to Phillips Petroleum who in turn will provide CARB with specially blended fuel valued at $1 million for testing purposes.

     In May 1993 the Department of Environmental Resources of Dade County, Florida, filed a state court suit against the Company demanding unspecified civil penalties and injunctive relief pertaining to groundwater cleanup at a service station. The matter was settled prior to trial. The Company paid $40,000.

     Also, numerous federal, state and local income, property and excise tax returns of Shell Oil are being examined by the respective taxing authorities, and certain interpretations by Shell Oil of the complex tax statutes, regulations and practices are being challenged in administrative proceedings and in federal and state actions.

     It is not possible for the Company to predict with precision what the final effect of the foregoing litigation will be on the Company. However, while periodic results may be significantly affected by costs in excess of provisions related to one or more of these proceedings, based on developments to date, the management of the Company does not anticipate a material adverse effect on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

     The Company's common stock is not publicly traded.

     Cash dividends were paid quarterly as follows:

                                               1994                            1993
                                   ------------------------------  ------------------------------
                                   FIRST   SECOND  THIRD   FOURTH  FIRST   SECOND  THIRD   FOURTH
                                   -----   ------  -----   ------  -----   ------  -----   ------
                                                      (millions of dollars)
    Cash dividends..............   $200    $500    $350    $350    $188    $187    $188    $200

ITEM 6. SELECTED FINANCIAL DATA.

     Selected financial data is presented below for the periods indicated.

                                              1994       1993       1992       1991       1990
                                             -------    -------    -------    -------    -------
                                                            (millions of dollars)
STATEMENT OF INCOME DATA
     Revenues..............................  $21,581    $21,092    $21,702    $22,411    $24,790
     Costs and expenses....................   21,073     20,311     21,257     22,391     23,754
                                             -------    -------    -------    -------    -------
     Income from operations................      508        781        445         20      1,036
     Cumulative effect of accounting
       changes.............................       --         --       (635)        --         --
                                             -------    -------    -------    -------    -------
     Net income (loss).....................  $   508    $   781    $  (190)   $    20    $ 1,036
                                             =======    =======    =======    =======    =======
BALANCE SHEET DATA
     Total assets..........................  $26,379    $26,851    $26,970    $27,998    $28,496
     Gross investment*.....................   40,045     39,822     39,971     39,672     38,882
     Total debt............................    2,995      3,014      3,703      4,288      3,489
     Deferred income taxes.................    3,137      3,754      3,541      4,115      4,355
     Shareholder's equity..................   13,733     14,624     14,608     15,605     16,335
STATEMENT OF CASH FLOWS
     Cash provided by operating
       activities..........................  $ 2,988    $ 3,172    $ 2,446    $ 1,878    $ 3,133
     Capital expenditures..................    2,451      1,981      2,239      2,615      2,344
     Cash dividends........................    1,400        763        750        750        750

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  KEY FINANCIAL RESULTS

     -- Net income in 1994 was $508 million, compared with net income of $781 million in 1993 and a net loss of $190 million in 1992. The net loss in 1992 resulted from charges of $635 million related to the cumulative effect of accounting changes.

     -- Adjusted net income in 1994, which excludes special items, was $1,118 million, compared with $832 million in 1993 and $400 million in 1992.

     -- Cash flows from operating activities in 1994 were $2,988 million, compared with $3,172 million in 1993 and $2,446 million in 1992.

     -- Net cash generated before working capital movements in 1994 totaled $3,077 million, compared with $2,528 million in 1993 and $2,559 million in 1992.

     -- Revenues in 1994 were $21.6 billion, up from $21.1 billion in 1993, but down from $21.7 billion in 1992.

     -- Shareholder's equity was $13.7 billion at the end of 1994, declining from $14.6 billion at the end of both 1993 and 1992.

     -- Net income as a percent of net investment was 2.7 percent in 1994, compared with 4.1 percent in 1993.

     -- Total debt at the end of 1994 was $2,995 million compared with $3,014 million in 1993 and $3,703 million at year-end 1992. At that level, it represented 17.9 percent of total capital, compared with 17.1 percent at year-end 1993 and 20.2 percent at the end of 1992.

OIL AND GAS EXPLORATION AND PRODUCTION

                        INCOME HIGHLIGHTS                       1994       1993       1992
    ----------------------------------------------------------  ----       ----       ----
                                                                  (millions of dollars)
    Income from Ongoing Operations............................  $259       $478       $469
    Other Charges*............................................    (2)        (1)        --
                                                                ----       ----       ----
    Segment Net Income........................................   257        477        469
    Special Items (includes other charges)....................  (200)        25         11
                                                                ----       ----       ----
    Adjusted Net Income.......................................  $457       $452       $458
                                                                ====       ====       ====

- ---------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

     Oil and Gas Exploration and Production income from ongoing operations was $259 million in 1994, compared with $478 million in 1993 and $469 million in 1992. Income from ongoing operations excludes charges to segment net income which are associated with major product classifications for which there has been no revenue stream or investment for the past five years.

     Segment net income in 1994 was $257 million, compared with $477 million in 1993 and $469 million in 1992. Adjusted net income, which excludes special items, was $457 million in 1994, an increase of $5 million over 1993, but down $1 million from 1992.

     For 1994, results improved over 1993 primarily from significant progress made in reducing producing and exploration costs. This more than offset income reductions of about $150 million from lower average crude oil and natural gas prices. Domestic crude oil prices in 1994 averaged $13.41 per barrel, down $.67 from 1993 and $2.37 from 1992. The average selling price of net marketable natural gas produced in 1994 was $1.88 per thousand cubic feet, down 24 cents from 1993, but up 19 cents over 1992.

     Special items decreased segment net income $200 million in 1994, while increasing net income by $25 million in 1993 and $11 million in 1992. Special items in 1994 included charges of $315 million attributable to write-offs of undeveloped offshore frontier Alaska properties and nonproducing heavy oil properties in California, exploratory dry holes and provisions for restoration costs. Also, income was reduced $108 million for litigation settlements and provisions. Partially offsetting these charges were benefits of $223 million, primarily related to tax adjustments. Special items in 1993 included benefits from prior-year tax adjustments of $113 million, partially offset by the effect from the tax rate change of $68 million, and a work-force reduction charge of $12 million. Special items in 1992 included write-offs and property provisions of $169 million, litigation provisions of $54 million and a work-force reduction charge of $49 million, offset by benefits from tax adjustments totaling $236 million and a natural gas contract settlement of $50 million.

     Cash provided by operating activities was $1,546 million in 1994, compared with $2,184 million in 1993, and $1,690 million in 1992.

     Crude Oil Production -- Domestic net crude oil production, on a barrels per day basis, averaged 355,000 in 1994, 349,000 in 1993 and 388,000 in 1992.
Increased production in the Gulf of Mexico, primarily from the Auger field, more than offset normal declines.

     International net production, on a barrels per day basis, averaged 43,000 in 1994, down 18,000 from 1993 and 20,000 from 1992, both of which included production in Syria. In late 1993, Shell Oil exchanged the assets of subsidiaries which held production rights in Syria for an interest in a Dutch affiliate; Shell Oil's equity interest in the company is 25 percent.

     Gas Production -- Average net natural gas production of 1,629 million cubic feet per day in 1994 increased over both 1993 and 1992, by 8 percent and 10 percent, respectively. The increase in 1994 was due to new and increased production in the Gulf of Mexico, including initial production from the Auger field.

     Natural Gas Liquids -- Net natural gas liquids production, on a barrels per day basis, was 61,000 in 1994, up 7,000 over 1993 and 2,000 over 1992. The 1994 average price of $11.94 was $.99 lower than 1993 and $1.17 lower than 1992.

     Costs and Expenses -- Production costs in 1994 totaled $1,139 million, down $96 million from 1993 and $346 million from 1992, primarily due to the continuing success of cost reduction programs and the change in operations in Syria. Exploration expenses of $343 million in 1994, including dry hole costs of $206 million, increased $45 million over 1993, and $7 million over 1992. The increase in 1994 was the result of higher dry hole costs, primarily related to Alaska and other exploratory wells. Exclusive of dry holes, exploration costs declined $50 million from 1993, reflecting cost containment measures and a more focused exploration program.

     Depreciation, depletion and amortization costs were $1,605 million in 1994, an increase of $380 million over 1993 and $66 million over 1992. The higher costs in both 1994 and 1992 were primarily due to the write-offs of certain nonproducing properties and to other property provisions and increased production rates in 1994.

     Property sales in 1994 resulted in a minimal gain, compared with a gain of $10 million in 1993 and a loss of $34 million in 1992.

     Capital Expenditures -- Capital spending for Oil and Gas Exploration and Production was $952 million in 1994, compared with $877 million in both 1993 and 1992. The increase from both 1993 and 1992 was due to higher spending for production drilling and development, primarily in the Gulf of Mexico.

     Hydrocarbon Reserves -- In 1994, reserve additions, mainly from discoveries, extensions and improved recovery techniques, were 331 million barrels on a crude oil equivalent basis. These additions were offset by revisions to previous reserve estimates of 120 million equivalent barrels, and production. In 1993 and 1992, reserves also declined.

     Net wells drilled in 1994 totaled 244, the same as in 1993, but down from 250 in 1992.

OIL PRODUCTS

                        INCOME HIGHLIGHTS                       1994       1993       1992
    ----------------------------------------------------------  ----       ----       ----
                                                                  (millions of dollars)
    Income from Ongoing Operations............................  $427       $285       $  8
    Other Charges*............................................   (54)        (5)        (2)
                                                                ----       ----       ----
    Segment Net Income........................................   373        280          6
    Special Items (includes other charges)....................   (24)       (28)        (6)
                                                                ----       ----       ----
    Adjusted Net Income.......................................  $397       $308       $ 12
                                                                ====       ====       ====

- ---------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

     Oil Products income from ongoing operations in 1994 was $427 million, compared with $285 million in 1993 and $8 million in 1992. Segment net income in 1994 was $373 million, compared with $280 million in 1993 and $6 million in 1992.

     Adjusted net income, which excludes special items, was $397 million in 1994, an increase over the previous two years by $89 million and $385 million, respectively.

     Results in 1994 were improved over 1993 as benefits from lower operating costs and increased refined products sales more than offset the effects of lower margins. Progress continued in reducing fixed operating costs primarily in marketing and manufacturing, while branded sales of automotive gasoline improved and manufacturing reliability remained strong. While hydrocarbon costs were lower in 1994 vs. 1993, selling prices declined at a faster pace, resulting in lower refined product margins.

     Special items decreased segment net income in all three periods, by $24 million, $28 million and $6 million, respectively. In 1994, net income was reduced by $54 million for environmental provisions related to off-site contamination, partially offset by a gain of $28 million for the partial liquidation of refined product inventories valued on a last-in, first-out (LIFO) basis. The remainder of the special items benefited income $2 million, as a net gain from asset sales was offset by environmental provisions. In 1993, special items included net tax effects of $14 million, including $24 million from the tax-rate change, work-force reduction charges of $9 million, an $8 million charge for the partial liquidation of crude oil and refined product inventories and $5 million for environmental remediation. Partially offsetting these charges were gains from asset sales totaling $8 million. Included in 1992 special items was a $34 million charge for work-force reductions and $2 million for environmental remediation, offset by $30 million in gains on asset sales.

     Cash flow provided by operating activities was $953 million in 1994, up $203 million and $434 million over 1993 and 1992, respectively. Capital expenditures in 1994 of $1,087 million were up $383 million and $297 million over 1993 and 1992, respectively. The increase in 1994 was primarily attributable to spending for the coker and "clean fuels" project at the Martinez, California refinery.

     Refined Product Sales Volumes -- Total 1994 refined product sales volumes were 1,272,000 barrels per day, up from 1,200,000 in 1993 and 1,120,000 in 1992.
Automotive gasoline sales volumes in 1994 increased 7 percent over 1993, and 15 percent over 1992. Volumes sold through branded service stations in 1994 were up 3 percent over 1993 and 4 percent over 1992.

     Jet fuel sales increased slightly compared with 1993 and were 13 percent above 1992. Kerosene, heating and diesel oil sales increased 9 percent from 1993 and 40 percent from 1992.

     Residuals sales volumes were down 16 percent from 1993 and 19 percent from 1992. Lubricants sales volumes increased 12 percent over 1993 and 6 percent over 1992.

     Refined Product Prices -- Average refined product selling prices decreased 2 cents per gallon from 1993, and were 5 cents lower than in 1992. Prices declined in 1994 in almost all product categories due to competitive conditions. Average automotive gasoline selling prices decreased 3 cents per gallon from 1993 and 8 cents per gallon from 1992.

CHEMICAL PRODUCTS

                        INCOME HIGHLIGHTS                       1994       1993       1992
    ----------------------------------------------------------  ----       ----       ----
                                                                  (millions of dollars)
    Income from Ongoing Operations............................  $223       $220       $ 93
    Other Charges*............................................   (62)      (185)       (81)
                                                                ----       ----       ----
    Segment Net Income........................................   161         35         12
    Special Items (includes other charges)....................  (265)      (204)       (93)
                                                                ----       ----       ----
    Adjusted Net Income.......................................  $426       $239       $105
                                                                ====       ====       ====

- ---------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

     Chemical Products income from ongoing operations in 1994 was $223 million, compared with $220 million in 1993 and $93 million in 1992. Segment net income in 1994 was $161 million, compared with $35 million in 1993 and $12 million in 1992.

     Adjusted net income, which excludes special items, was $426 million in 1994, an increase over the previous two years of $187 million and $321 million, respectively.

     The substantial increase in adjusted net income in 1994 over both 1993 and 1992 was primarily attributable to improved margins for commodity chemicals and increased sales volumes across most product lines. Margins in the downstream chemical businesses, however, suffered from higher feedstock costs. This overall relatively strong performance was marred in the second quarter of 1994 by an explosion and fire at the Belpre Chemical Plant. In addition to the tragic loss of life, one unit was destroyed, the entire facility was closed for two months and KRATON(R) remains on allocation.

     Special items reduced segment net income $265 million in 1994, $204 million in 1993, and $93 million in 1992. In 1994, income was reduced by $201 million for litigation provisions, settlements and damage claims, $62 million for environmental provisions related to off-site contamination, and $34 million for write-offs of idle assets. Partially offsetting these charges were gains of $32 million from asset sales. In 1993, income was reduced $185 million for environmental provisions mainly related to the Rocky Mountain Arsenal in Colorado, $23 million for claims and litigation, $5 million for work-force reductions, and a net $13 million from tax items, including $19 million for the tax-rate change. Partially offsetting these reductions were gains from asset sales of $22 million. In 1992, income was reduced by $81 million for environmental provisions, $17 million for work-force reductions and $10 million from litigation provisions. Partially offsetting these impacts was $15 million in gains from asset sales.

     Cash provided by operating activities in 1994 was $559 million, compared with $447 million in 1993 and $242 million in 1992.

     Results of the Saudi Arabian petrochemical venture were improved in 1994 over both 1993 and 1992 due to increased sales volumes and higher margins. Improved market conditions in the Far East and Europe resulted in increased demand.

     Total chemical sales volumes in 1994 improved 6 percent over 1993 and 12 percent over 1992, reflecting tightening of industry capacity for commodity chemicals and improved economic conditions.

     Capital spending for Chemical Products was $343 million in 1994, compared with $319 million in 1993 and $424 million in 1992. Capital projects active in 1994 included expansions of the ethylene oxide/ethylene glycol and the polyester resins businesses, initial spending for the rebuild of the KRATON unit at Belpre, and contributions toward an MTBE plant and other facilities in Saudi Arabia. The purchase of Goodyear's polyester resins business was a major outlay in 1992.

OTHER SEGMENT

                       INCOME HIGHLIGHTS                     1994        1993        1992
    -------------------------------------------------------  -----       -----       -----
                                                                 (millions of dollars)
    Segment Net Income.....................................  $(235)      $ (27)      $ (70)
    Special Items..........................................   (208)         --         (60)
                                                             -----       -----       -----
    Adjusted Net Income....................................  $ (27)      $ (27)      $ (10)
                                                             =====       =====       =====

     The Other operating segment incurred a net loss of $235 million in 1994, compared with net losses of $27 million in 1993 and $70 million in 1992. In 1994, the loss was mainly attributable to special items totaling $208 million, which included the sale of a coal investment and write-offs of nonproducing coal leases. The 1993 operating loss was mainly attributable to equity interests in coal mining. Of the 1992 loss, about $60 million was due to the sale of the mining subsidiary and the balance reflected lower earnings from operations prior to its disposition.

NONALLOCATED CORPORATE COSTS

                       INCOME HIGHLIGHTS                     1994        1993        1992
    -------------------------------------------------------  -----       -----       -----
                                                                 (millions of dollars)
    Nonallocated Costs.....................................  $ (48)      $  16       $  28
    Special Items..........................................     87         156         193
                                                             -----       -----       -----
    Adjusted Nonallocated Costs............................  $(135)      $(140)      $(165)
                                                             =====       =====       =====

     Corporate costs not allocated to the operating segments were $48 million for the year 1994. In contrast, corporate items benefited net income $16 million in 1993 and $28 million in 1992.

     In 1994, special items included a favorable prior-year tax adjustment of $100 million, partially offset by provisions for claims and litigation settlement. In 1993, special items included a favorable prior-year tax adjustment of $161 million, partially offset by litigation provisions. Special items in 1992 benefited corporate costs $193 million, including $207 million in interest related to prior-year tax adjustments, partially offset by a $14 million charge related to a litigation settlement. Excluding these effects, corporate costs, primarily related to financing, declined in 1994 compared with both previous years, due primarily to lower interest expense.

CAPITAL RESOURCES AND LIQUIDITY

     Cash provided by operating activities continued to be the primary source of funding for Shell Oil's capital investment program, dividends and other needs.

     In 1994, cash provided by operating activities totaled $2,988 million, down $184 million from 1993, but exceeding cash used for investing activities in 1994 by $725 million. Similarly, cash provided by operating activities in 1993 totaled $3,172 million and exceeded cash used for investing activities by $1,814 million. In 1992, cash provided by operating activities totaled $2,446 million and exceeded investing activities by $1,037 million. Total debt declined $19 million to $2,995 million, enabling the debt-to-total-capital ratio to remain at a low level. In addition, dividends were increased to $1,400 million in 1994, compared with $763 million in 1993 and $750 million in 1992.

     Cash Provided by Operating Activities -- In 1994, cash provided by operating activities amounted to $2,988 million, compared with $3,172 million in 1993 and $2,446 million in 1992. In 1993, cash provided by operating activities benefited from a nonrecurring crude oil advance sale. Net cash generated before working capital movements in 1994 totaled $3,077 million, an increase of $549 million over 1993 and $518 million over 1992. Higher earnings in 1994 accounted for the improvement.

     Cash Used for Investing Activities -- The major use of cash flows from operating activities was for capital expenditures, which amounted to $2,451 million in 1994, $1,981 million in 1993, and $2,239 million in 1992. Proceeds from property sales in 1994 totaled $77 million. Proceeds from property sales in 1993 totaled

$539 million, including sales of producing properties and 50 percent of the Deer Park refining assets. In 1992, proceeds totaled $779 million, reflecting the sale of Shell Oil's coal mining subsidiary and the disposition of several producing properties. Net cash used for investing activities in 1994 increased over 1993 and 1992 primarily due to higher capital expenditures and lower proceeds from property sales.

     Debt Obligations -- In 1994, Shell Oil decreased its total debt $19 million, compared with decreases of $689 million in 1993 and $585 million in 1992. Shell Oil's ratio of total debt to total capital was 17.9 percent at the end of 1994, compared with 17.1 percent at the end of 1993 and 20.2 percent at the end of 1992.

     Capital Spending -- Shell Oil's capital spending of $2.5 billion in 1994 was about $300 million less than planned at the beginning of the year. In 1994, exploration and production activities accounted for 39 percent of total capital, compared with 44 percent in 1993 and 42 percent in 1992. These outlays were primarily in the United States. Oil and Chemical Products accounted for 58 percent of total spending in 1994, compared with 52 percent in 1993 and 54 percent in 1992. Capital expenditures increased in 1994 compared to 1993 due to higher spending in manufacturing, primarily for projects to conform with clean fuels requirements.

     Capital and exploratory expenditures of $3.4 billion are planned for 1995. About $1.8 billion is allocated for exploration and production activities, an increase of $500 million over the 1994 level. These expenditures include funds for additional development activities in the Gulf of Mexico. Oil Products expenditures are budgeted to reach $1.1 billion in 1995, reflecting additional spending associated with the upgrading of Shell Oil's Martinez, California refinery, service station programs, deep-water pipelines and clean fuel projects. Chemical Products expenditures are expected to be about the same at $400 million. Plans include the expansion of Shell Oil's olefins capacity, and continued spending for the rebuild of the KRATON unit at Belpre, Ohio, and expansion of PET resin facilities.

     Dividends -- Cash dividends were $1,400 million in 1994, an increase of $637 million over 1993 and $650 million over 1992. In 1992, $217 million of net assets, representing Canadian tar sands and Malaysian operations, were transferred to affiliates of the Royal Dutch/Shell Group of Companies.

     Liquidity -- Internally generated cash, access to outside financing based on strong credit ratings, and prudent management of working capital are the essential components of Shell Oil's liquidity position. Cash and cash equivalents amounted to $617 million at year-end 1994, a decrease of $679 million from 1993 and $117 million from 1992.

     Shell Oil's strategy continues to rely mainly on internally generated cash to finance routine operating requirements and capital spending. Short-term borrowings will generally be used to fund interim working capital needs and unusual requirements. As of December 31, 1994, unused revolving credit agreements of $500 million were available for general corporate purposes, including support of commercial notes. The Company plans to manage the level of backup facilities consistent with its cash and cash equivalents balances. During 1994, Shell Oil redeemed all of the existing $50 million of 8 percent Debentures Due 2007 and $18 million of 8 1/2 percent Debentures Due 2000. As of the end of 1994, $500 million of a $1.0 billion shelf registration remained, allowing future flexibility in the markets.

     As further discussed in Note 10 of the Notes to Consolidated Financial Statements, from time to time the Company utilizes financial derivatives to manage its financial risk exposure to interest rates and certain commodity prices. During 1994, the Company used interest rate swaps to convert many of its fixed rate debt and other obligations to floating rates. At December 31, 1994 and 1993, the notional principal amounts of interest rate swaps outstanding was $2.6 billion and $250 million, respectively, with maturities extending into the year 2017. Due to rising interest rates in 1994, the reduction in the fair value of these fixed rate debt and other obligations between the dates on which the swaps were executed and December 31, 1994 was estimated to be $169 million. For the same reason, the fair value of the swaps used to convert these fixed rate and other obligations to floating rates was a negative $174 million at December 31, 1994, as disclosed in Note 11 of the Notes to Consolidated Financial Statements.

     Working capital at the end of 1994 decreased $1,049 million over a year earlier due primarily to higher payables and lower cash balances and inventories. Shell Oil's liquidity position is considerably stronger than indicated by these working capital levels because of relatively lower historical costs assigned to inventories under LIFO accounting procedures. The year-end inventory values included in working capital were below their current costs by $1,011 million at the end of 1994, $648 million in 1993 and $1,049 million in 1992. Current liabilities exceeded current assets by $776 million at the end of 1994, while current assets exceeded current liabilities by $273 million at the end of 1993 and $88 million at the end of 1992.

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

     Discussions are ongoing with governmental agencies as to the scope and magnitude of Shell Oil's present closure and post-closure Resource Conservation and Recovery Act (RCRA) and similar state or local remediation obligations at operating locations. Such discussions are part of the normal RCRA regulatory process. Shell Oil anticipates that those discussions will result in corrective action being required at its manufacturing locations. The complexity of the fact issues and the evolving legal requirements, coupled with the many choices made available by diverse technologies that may be used in such corrective action, make it difficult to estimate with great reliability the total costs of such action. However, Shell Oil currently estimates the costs of implementing corrective action at its Martinez, California Manufacturing Complex to be about $20 million, of which approximately $18 million has been expended and the remainder has been provided for in the accounts. Corrective action at Shell Oil's Carson Plant (part of the former Wilmington Refinery) is expected to cost about $13 million, which amount is also provided for in the accounts. We are not aware that any state in which Shell Oil has manufacturing facilities has stricter cleanup requirements than California and at this point, there is no reason to believe that conditions requiring corrective action are more extensive at other manufacturing locations. Thus, it is currently reasonable to assume that the costs estimated to be incurred at these two facilities are indicative of the costs which can be expected at other manufacturing locations. Based upon these facts, discussions with regulatory agencies and expectations as to the final content of still emerging regulations, Shell Oil does not expect that the costs of taking corrective action over time under RCRA and similar state and local regulations at operating facilities will be material to Shell Oil's financial position or operating income in any year. All such expenditures are included in the environmental expenditures reported below and this matter is under continual review.

     RCRA also imposes obligations with respect to closure of a RCRA covered facility (i.e., a facility at which certain wastes are treated, stored or disposed of) and in certain cases for a 30-year post-closure period. The costs associated with such RCRA obligations are subject to a number of uncertainties including when such facilities will actually close and the time period over which closure/post-closure activity may take place. In 1994, as required by federal regulations, Shell Oil confirmed its ability to pay $210 million for RCRA-related closure and post-closure costs. The calculation of Shell Oil's potential exposure in this area was made pursuant to the requirements of applicable federal and state law. Approximately $125 million of this $210 million relates to post-closure obligations over a 30-year period beginning at a still to be determined point, in most cases well into the future. As to the $85 million for RCRA closure costs, it is reasonable to anticipate that all facilities will not incur closure costs at the same time. Thus, such amounts will almost certainly be spent over a period of many years as the various facilities in fact close, and post-closure costs follow. While the ultimate closure and post-closure costs as required by RCRA cannot be precisely estimated at this time, management does not currently anticipate that they will materially adversely affect Shell Oil's financial position or operating income in any year.

     Shell Oil has established a reserve calculated to provide for RCRA closure and post-closure costs over the estimated useful life of its covered facilities. Shell Oil also recognizes certain abandonment and restoration obligations in connection with its oil and gas operations. Reserves are established and built over the estimated life of production with the intention to provide for the estimated costs of carrying out required statutory and lease obligations to plug and abandon wells and otherwise restore property by the time oil and gas production ceases.

     Shell Oil has received allegations or claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar state statutes that it is involved at 208 sites, including the Rocky Mountain Arsenal
(RMA) in Colorado and the McColl site in Southern California, as further discussed in Note 17 of the Notes to Consolidated Financial Statements. As of December 1994, discussions or activities concerning 117 of these sites were active involving Shell Oil, other potentially responsible parties and relevant agencies or claimants. A site is considered active where discussion or activity is in progress between Shell Oil and the agency or claimant. At a number of these sites, matters remain in the early investigation stages. Fifty-one sites were considered inactive, meaning that no discussions or activities were pending or had occurred for more than one year end and 40 sites are considered settled. In 1993 Shell Oil reported 189 such sites, 110 of which were active, 41 inactive and 38 settled.

     In 1994, recorded expenses under CERCLA or similar state statutes relating to the 208 sites were approximately $135 million, which includes reserves of about $120 million. Included in reserves are costs of cleanup and monitoring and to a much lesser degree administrative costs. All reserves are calculated consistently with Shell Oil's articulated "Accounting Policies -- Environmental Costs," as set forth in Note 1 to the Consolidated Financial Statements. No reserve reflects any insurance reimbursement, although Shell Oil believes at least certain coverage exists and expects to ultimately obtain some recovery. At certain third party sites where Shell Oil has only a small dollar exposure, Shell Oil may accept the cleanup cost estimates of the parties managing the site and reserve on that basis; such increases to environmental reserves would be immaterial in the aggregate. The complexities of CERCLA regulations, particularly in relation to joint and several liability and multiple cleanup options, as well as the incomplete factual data at some sites, make it impossible to predict with certainty the total cleanup costs Shell Oil will incur for the 117 active sites referenced above. However, Shell Oil believes the following to be true: at the majority of the above referenced sites, Shell Oil should have responsibility for only a small percentage share of the total cleanup costs (and other viable potentially responsible parties (PRP's) have already been identified to lessen the potential burden of joint and several liability at such sites); the CERCLA sites will be cleaned up over time and not simultaneously; based on current knowledge only a small percentage of the active sites represent an individually significant financial exposure and Shell Oil has established reserves for such sites reflecting Shell Oil's share of at least the lower limit of the range of probable cleanup costs and, where known, a better estimate of such probable costs. Shell Oil manages these matters closely to help assure prudent and cost effective cleanup as new information enables Shell Oil to better estimate the cost of cleanup at these sites. Based on the preceding, while operating income may be significantly adversely affected in a particular period, Shell Oil does not currently believe costs related to CERCLA cleanup will materially adversely affect Shell Oil's financial position.

     While certain environmental expenditures are discrete and readily identifiable, others must be reasonably estimated or allocated based on technical and financial judgments as developed over time, affecting comparisons in certain years. All estimates are stated on a before tax basis. Consistent with the preceding, Shell Oil estimates that environmental capital expenditures in 1994 amounted to about $430 million, about $95 million above 1993 expenditures of $335 million, due mainly to Clean Air Act regulations regarding reformulated fuels. Approximately 75% of 1994 capital expenditures were related to clean air regulations. Environmental capital expenditures are expected to be about $200 million in each of 1995 and 1996. Capital expenditures over the last three years of the decade are expected to average about $250 million per year, attributed to Clean Air Act regulations relating to control of conventional and toxic emissions.

     Shell Oil's operating, maintenance and administrative costs related to environmental protection and remediation of waste disposal sites were approximately $930 million in 1994 as compared with $1,030 million in 1993 and $905 million in 1992. 1993 expenses were higher than 1994 expenses primarily due to larger increases to environmental reserves, primarily the RMA. These costs do not include amounts expended or reserved for restoration and abandonment of oil and gas properties.

     During the next several years, total environmental expenditures for both capital and operating, maintenance and administrative costs are expected to average at least $1 billion per year, as Shell Oil complies with requirements under existing laws, as well as with regulations yet to be promulgated or finalized. The federal Clean Air Act and related state laws such as the California air emission standards, the federal Oil Pollution Act, reauthorization of RCRA and CERCLA, underground produced water injection regulations under the Safe Drinking Water Act, and numerous related state and local laws affecting all aspects of the environment are expected to have a pronounced, but as yet not fully understood, effect on all areas of Shell Oil's operations over the next decade as we and those with whom we do business strive to adapt to such evolving requirements. Shell Oil intends to continue its efforts to implement process redesign and operating efficiencies to comply with these laws in the most efficient and cost-effective manner.

     Shell Oil is unable to predict with certainty the effect that compliance with above described environmental requirements, particularly laws and regulations not yet finalized, may have upon its competitive position or future earnings. However, while operating income may be materially adversely affected in particular periods as the result of environmental expenses, based on the facts currently known to Shell Oil, and the law and technology in existence as of this date, including a belief that all major competitors will incur comparably significant costs to comply with these laws, Shell Oil believes that it can comply fully without material adverse impact on its financial position.

OTHER MATTERS

     In addition to economic conditions and other matters discussed above affecting Shell Oil, the operations, earnings and financial condition of Shell Oil may be affected by the matters discussed in Note 17 of the Notes to Consolidated Financial Statements and in Item 3. Legal Proceedings, as well as by political developments; litigation; and legislation, regulation and other actions taken by federal, state, local governmental entities, and by governments outside the United States.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Independent Accountants are included in Item 14a of this report. The Quarterly Results of Operations are reported in Note 21 of the Notes to Consolidated Financial Statements included in Item 14a. Information on Oil and Gas producing activities is included in Items 1 and 2.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     A.  CERTAIN DOCUMENTS FILED AS PART OF THIS REPORT

                                                                                 PAGE
       Report of Independent Accountants........................................  34
       Consolidated Statement of Income and Earnings Reinvested for the years
         1994, 1993 and 1992....................................................  35
       Consolidated Balance Sheet at December 31, 1994 and 1993.................  36
       Consolidated Statement of Cash Flows for the years 1994, 1993 and 1992...  37
       Notes to Consolidated Financial Statements...............................  38

     B.  REPORTS ON FORM 8-K

     None.

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

       10. Material Contracts:

           (i) Copy of letter agreement dated December 13, 1994 between the Company and Shell Internationale Research Maatschappij, B.V. continuing for the calendar year 1995 the Agreement for Research Services dated January 1, 1960, as amended.

           (ii) Composite copy of the Agreement for Research Services dated January 1, 1960, as amended through August 19, 1982 is incorporated by reference to Item 14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

       21. Subsidiaries of the Registrant

       23. Consent of Independent Accountants

       24. Powers of Attorney

       27. Financial Data Schedule
- ------------

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND
SHAREHOLDER OF SHELL OIL COMPANY

In our opinion, the consolidated financial statements listed in the index appearing under Item 14a on page 33 present fairly, in all material respects, the financial position of Shell Oil Company and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions and for income taxes in 1992.

PRICE WATERHOUSE LLP
Houston, Texas
February 7, 1995

                       SHELL OIL COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF INCOME AND EARNINGS REINVESTED
                             (Millions of dollars)

                                                                   YEARS ENDED DECEMBER 31
                                                             -----------------------------------
                                                              1994          1993          1992
                                                             -------       -------       -------
REVENUES
     Sales and other operating revenue....................   $24,789       $23,581       $23,711
     Less: Consumer excise and sales taxes................     3,163         2,728         2,551
                                                             -------       -------       -------
                                                              21,626        20,853        21,160
     Equity earnings, interest and other income...........       (45)          239           542
                                                             -------       -------       -------
          Total...........................................    21,581        21,092        21,702

COSTS AND EXPENSES
     Purchases and operating expenses.....................    16,694        16,368        16,618
     Selling, general and administrative expenses.........     1,168           894         1,146
     Exploration, including exploratory dry holes.........       335           289           325
     Research expenses....................................       127           149           161
     Depreciation, depletion, amortization and
       retirements........................................     2,334         1,739         2,082
     Interest and discount amortization...................       154           198           250
     Operating taxes......................................       482           540           643
                                                             -------       -------       -------
          Total...........................................    21,294        20,177        21,225
                                                             -------       -------       -------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES......................................   $   287       $   915       $   477
     Federal and other income taxes.......................      (221)          134            32
                                                             -------       -------       -------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES.....   $   508       $   781       $   445
     Cumulative effect of accounting changes..............        --            --          (635)
                                                             -------       -------       -------
NET INCOME (LOSS).........................................   $   508       $   781       $  (190)
                                                             =======       =======       =======

EARNINGS REINVESTED
     Balance at beginning of year.........................   $12,419       $12,403       $13,560
     Net Income (Loss)....................................       508           781          (190)
     Dividends -- Cash....................................    (1,400)         (763)         (750)
               -- Other...................................        --            (2)         (217)
                                                             -------       -------       -------
       Balance at end of year.............................   $11,527       $12,419       $12,403
                                                             =======       =======       =======

        The accompanying notes are an integral part of these statements.

                       SHELL OIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                (Millions of dollars, except per share amounts)

                                                                           AS OF DECEMBER 31
                                                                          --------------------
                                                                           1994         1993
                                                                          -------      -------
ASSETS
     Current Assets
          Cash and cash equivalents...................................... $   617      $ 1,296
          Receivables and prepayments, less allowance for doubtful
           accounts......................................................   2,850        2,429
          Owing by related parties.......................................     124          117
          Inventories of oils and chemicals..............................     564          686
          Inventories of materials and supplies..........................     229          228
                                                                          -------      -------
               Total Current Assets......................................   4,384        4,756
     Investments, Long-Term Receivables and Deferred Charges.............   2,911        3,015
     Property, Plant and Equipment at cost, less accumulated
      depreciation, depletion and amortization...........................  19,084       19,080
                                                                          -------      -------
               Total..................................................... $26,379      $26,851
                                                                          =======      =======

LIABILITIES AND SHAREHOLDER'S EQUITY
     Current Liabilities
          Accounts payable -- trade...................................... $ 1,953      $ 1,689
          Other payables and accruals....................................     988          797
          Income, operating and consumer taxes...........................     700          596
          Owing to related parties.......................................      70           85
          Short-term debt................................................   1,449        1,316
                                                                          -------      -------
               Total Current Liabilities.................................   5,160        4,483
     Long-Term Debt......................................................   1,546        1,698
     Deferred Income Taxes...............................................   3,137        3,754
     Long-Term Liabilities...............................................   2,803        2,292
     Shareholder's Equity
          Common stock -- 1,000 shares of $10 per share par value
           authorized and outstanding....................................      --           --
          Capital in excess of par value.................................   2,206        2,205
          Earnings reinvested............................................  11,527       12,419
                                                                          -------      -------
               Total Shareholder's Equity................................  13,733       14,624
                                                                          -------      -------
               Total..................................................... $26,379      $26,851
                                                                          =======      =======

        The accompanying notes are an integral part of these statements.

                       SHELL OIL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Millions of dollars)

                                                               YEARS ENDED DECEMBER 31
                                                          ---------------------------------
                                                           1994         1993         1992
                                                          -------      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income.........................................  $   508      $   781      $  (190)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Cumulative effect of Accounting Changes.......       --           --          635
          Depreciation, depletion, amortization and
            retirements.................................    2,334        1,739        2,082
          Dividends in excess of equity income..........      235            8           32
                                                          -------      -------      -------
                                                            3,077        2,528        2,559
          (Increases) decreases in working capital:
               Receivables and prepayments..............     (428)         296          107
               Inventories..............................      121          167           72
               Payables and accruals....................      544         (206)        (181)
          Deferred income taxes.........................     (617)         122         (270)
          Other non-current items.......................      291          265          159
                                                          -------      -------      -------
               Net Cash Provided by Operating
                 Activities.............................    2,988        3,172        2,446
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
     Capital expenditures...............................   (2,451)      (1,981)      (2,239)
     Proceeds from property sales and salvage...........       77          539          779
     Other investments and advances.....................      111           84           51
                                                          -------      -------      -------
               Net Cash Used for Investing Activities...   (2,263)      (1,358)      (1,409)
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt...........      119           21        1,013
     Principal payments on long-term debt...............     (578)        (542)        (130)
     Proceeds from sales of redeemable securities
       of subsidiaries..................................      139          200          164
     Contributed capital................................        1           --          160
     Dividends..........................................   (1,400)        (763)        (750)
     Increase (decrease) in short-term obligations......      315         (168)      (1,312)
                                                          -------      -------      -------
               Net Cash Used for Financing Activities...   (1,404)      (1,252)        (855)
NET CASH FLOWS
     Increase (Decrease) in Cash and Cash Equivalents...  $  (679)     $   562      $   182
                                                          =======      =======      =======

CASH AND CASH EQUIVALENTS
     Balance at beginning of year.......................  $ 1,296      $   734      $   552
     Increase (decrease) in cash and cash equivalents...     (679)         562          182
                                                          -------      -------      -------
               Balance at end of year...................  $   617      $ 1,296      $   734
                                                          =======      =======      =======

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

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and subsidiaries owned directly or indirectly more than 50 percent. Investments in affiliates in which the Company has a significant ownership interest, generally 20 to 50 percent, are accounted for by the equity method. Other investments are carried at cost. Intercompany accounts and transactions are eliminated.

     Cash Equivalents -- Cash equivalents consist of highly liquid investments that are readily convertible into cash and have a maturity of three months or less at date of acquisition.

     Inventories -- Inventories of oils and chemicals are valued at the lower of cost, predominantly on a last-in, first-out (LIFO) basis, or market. Materials and supplies are carried at average cost or less.

     Exploration and Development -- The "successful efforts" method of accounting is used for oil and gas exploration, development and production activities.

          Property Acquisition Costs -- Costs of acquiring developed or undeveloped leaseholds including lease bonus, brokerage and other fees are capitalized. The costs of undeveloped properties which become productive are transferred to a producing property account.

          Exploratory Costs -- Costs of exploratory wells are initially capitalized, but should the efforts be determined to be unsuccessful, they are then charged against income. All other exploratory costs are charged to income as incurred.

          Development Costs -- Costs of development wells, including dry holes, platforms, well equipment and attendant production facilities are capitalized.

     Depreciation, Depletion and Amortization -- Depreciation, depletion and amortization of the capitalized cost of producing properties, both tangible and intangible, are provided on a unit of production basis. On a field basis, developed reserves are used for drilling and development costs, and total proved reserves are used for producing leasehold costs. Amortization of unproven leasehold costs from date of acquisition is based primarily upon experience in establishing rates to fully amortize over the holding period those leases that may be unproductive. Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining amortization and depreciation provisions.

     Other plant and equipment are depreciated on a straight-line basis over their estimated useful lives. Gains and losses are not recognized for normal retirements of properties, plant and equipment subject to composite group amortization or depreciation. Gains or losses from abnormal retirements or sales are recognized currently. Expenditures for maintenance and repairs are expensed.

     Environmental Costs -- Environmental costs relating to current operations are expensed or capitalized, as appropriate, depending on whether such costs provide future economic benefits. Liabilities are recognized when the costs are considered probable and can be reasonably estimated. Such recognition occurs no later than the Company's commitment to a formal plan of action. Measurement of liabilities is based on currently enacted laws and regulations, existing technology and undiscounted, site-specific costs. Environmental liabilities in connection with properties which are sold or closed are realized upon such sale or closure, to the extent they are probable and estimable and not previously reserved. In assessing environmental liabilities, no set-off is made for potential insurance recoveries. Recognition of any joint and several liability is based upon Shell Oil's best estimate of its final pro rata share of the liability. All liabilities are monitored and adjusted regularly as indicated by new facts or changes in law or technology.

2. ACCOUNTING CHANGES

     In 1992, Shell Oil adopted Statement of Financial Accounting Standards
(SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and SFAS No. 109, "Accounting for Income Taxes."

     A summary of the cumulative effect of these accounting changes on years prior to 1992 is as follow:

                                                             INCREASE (DECREASE)
                                                  -----------------------------------------
                                                       OTHER           DEFERRED       NET
                                                  POSTRETIREMENT        INCOME       INCOME
ACCOUNTING CHANGE                                 BENEFIT EXPENSE       TAXES         1992
- ------------------------------------------------  ---------------      --------      ------
                                                            (millions of dollars)
Implementation of SFAS No. 106..................       $ 950            $ (323)      $(627)
Implementation of SFAS No. 109..................          --                 8          (8)
                                                       -----            ------       -----
          Total.................................       $ 950            $ (315)      $(635)
                                                       =====            ======       =====

3. INTEREST

     Interest costs were as follows:

                                                                1994       1993       1992
                                                                ----       ----       ----
                                                                  (millions of dollars)
    Interest incurred........................................   $154       $198       $250
    Interest paid............................................    161        206        225

4. FOREIGN CURRENCY TRANSACTIONS

     The U.S. Dollar is the functional currency for each of Shell Oil's foreign operations. The net, after-tax effects of foreign currency transactions were a gain of $8 million in 1994, a loss of $3 million in 1993, and a gain of $1 million in 1992.

5. TRANSACTIONS WITH RELATED PARTIES

     Shell Oil has entered into transactions with companies affiliated with the Royal Dutch/Shell Group. Such transactions were in the ordinary course of business and included the purchase, sale and transportation of crude oil and petroleum and chemical products. The aggregate amount of such transactions was as follows:

                                                             1994         1993        1992
                                                            ------       ------       -----
                                                                 (millions of dollars)
    Sales and other operating revenue....................   $  832       $  554       $ 787
    Purchases and transportation.........................      806        1,057       1,161

     These amounts are commingled with other revenues and costs and the profit thereon is not accurately determinable without effort and expense disproportionate to the relative importance of such amount.

     The Company is also a partner in several international joint ventures with affiliates of the Royal Dutch/Shell Group. Such joint ventures are engaged in the exploration for and development and production of crude oil and natural gas. The Company has also entered into arrangements with affiliated companies for the sharing of research services in petroleum technology, chemicals and other fields.

     In 1993, Shell Oil exchanged the assets of subsidiaries which held production rights in Syria for an interest in a Dutch affiliate which had acquired rights in the Danish North Sea from another affiliate. Shell Oil's investment in the Dutch affiliate of $389 million is recorded using the equity method.

     In 1992, oil and gas producing assets in Malaysia and the stock of a wholly owned subsidiary which held interests in a tar sands project in Canada, were transferred to companies affiliated with the Royal Dutch/Shell Group. The transfers of the Malaysian and Canadian assets were recognized as dividends in the amount of $159 million and $58 million, respectively.

6. INVENTORIES OF OILS AND CHEMICALS

     Inventories are carried predominantly on a LIFO basis which was lower than current cost by $1,011 million at December 31, 1994, $648 million at December 31, 1993, and $1,049 million at December 31, 1992. Partial liquidations of inventories valued on a LIFO basis improved 1994 and 1992 net income by $29 million and $2 million, respectively, and impaired 1993 net income by $10 million.

7. RECEIVABLES AND PREPAYMENTS

     Receivables, prepayments and allowances for doubtful accounts as of December 31, 1994 and 1993 consisted of the following:

                                                                      1994           1993
                                                                     ------         ------
                                                                     (millions of dollars)
    Trade receivables..............................................  $1,999         $1,745
    Other receivables..............................................     522            406
    Prepayments....................................................     352            309
                                                                     ------         ------
                                                                      2,873          2,460
    Less: Allowance for Doubtful Accounts
         Balance beginning of year.................................      31             34
              Provision............................................      15             38
              Net write-offs.......................................     (23)           (41)
                                                                     ------         ------
         Balance end of year.......................................      23             31
                                                                     ------         ------
                   Total...........................................  $2,850         $2,429
                                                                     ======         ======

8. SHORT-TERM DEBT

     Debt due within one year from December 31 consisted of the following:

                                                                     1994            1993
                                                                    ------          ------
                                                                     (millions of dollars)
    Commercial notes.............................................   $  817          $  502
    Bank loans...................................................       50              50
    Industrial Revenue Bonds.....................................      273             197
                                                                    ------          ------
                                                                     1,140             749
    Add:   Long-term debt due within one year....................      309             567
                                                                    ------          ------
           Total.................................................   $1,449          $1,316
                                                                    ======          ======

     The weighted average interest rate on short-term debt outstanding at December 31, 1994 and 1993 was 5.73 percent and 3.45 percent, respectively.

9. LONG-TERM DEBT

     Debt due after one year from December 31 consisted of the following:

                                                                    1994             1993
                                                                   ------           ------
                                                                    (millions of dollars)
    Shell Oil Company --
      8 1/2% Debentures Due 2000................................       --           $   18
      7 1/4% Debentures Due 2002................................   $   12               21
      8% Debentures Due 2007....................................       --               50
      7.70% Notes Due 1996......................................      250              250
      7 1/8% Notes Due 1994.....................................       --              250
      7% Notes Due 1995.........................................      250              250
      6 1/8% Notes Due 1994.....................................       --              250
      6% Notes Due 1997.........................................      250              250
      6.95% Notes Due 1998......................................      250              250
      6 5/8% Notes Due 1999.....................................      250              250
      6.70% Notes Due 2002......................................      250              250
    7.65% to 8.5% Notes Due 1995-1996...........................       10               18
    Industrial Revenue Bonds....................................       16               16
    Other.......................................................      318              144
                                                                   ------           ------
           Total including long-term term debt due within one
              year..............................................    1,856            2,267
    Less:  Unamortized discount.................................        1                2
           Long-term debt due within one year...................      309              567
                                                                   ------           ------
           Total................................................   $1,546           $1,698
                                                                   ======           ======

     Shell Oil had $500 million of unused revolving credit agreements in place as of December 31, 1994, which were available for general corporate purposes, including support of commercial notes. None of the agreements require compensating balances. Under the agreements, interest will be based on rates in effect at the time of borrowing.

     The amount of long-term debt maturities during each of the next five years are $309 million, $290 million, $276 million, $264 million, and $262 million, respectively.

     In previous years, the Company purchased U.S. government securities and deposited them in irrevocable trusts to be used to fund the scheduled principal and interest payments on certain portions of the Company's long-term debt. Such government securities and debt were removed from the balance sheet, and at December 31, 1994, $285 million of such defeased debt remained outstanding. In 1994, the Company purchased $111 million of such defeased debentures and recorded the cost and associated premium of these debentures in long-term investments on the consolidated balance sheet.

10. DERIVATIVE FINANCIAL INSTRUMENTS

     From time to time Shell Oil enters into interest rate swaps with the intent of managing the exposure to interest rate risk. Interest rate swaps are contractual agreements between two parties for the exchange of interest payments on a notional principal amount and agreed upon fixed or floating rates, for defined time periods. Most of Shell Oil's long-term interest bearing liabilities reflected on its consolidated balance sheet are fixed rate instruments. Shell Oil also has other long-term obligations not reflected on its balance sheet which involve annual fixed rate payments. Shell Oil has used swaps to convert many of these fixed rate debt and other obligations to floating rates.

     Shell Oil bears two different risks under the swaps. There is a credit risk that payments due to Shell Oil will not be made. In such case, Shell Oil loses any benefit of the swap differential between the fixed rate specified under the terms of the swap and the floating rate. Shell Oil remains obligated to pay the fixed rate owing under the long term instruments and other obligations. Shell Oil also bears the market risk that changes in floating interest rates may result in greater total costs than would have arisen on the fixed rate and other obligations alone.

     At December 31, 1994 and 1993, the notional principal amounts of interest rate swaps outstanding were $2.6 billion and $250 million, respectively. Shell Oil recognizes net gains or losses from interest rate swaps in its consolidated statement of income and earnings on a current basis.

     Shell Oil also uses derivative instruments in certain instances to reduce price volatility risk on commodities. Generally, Shell Oil's strategy is to hedge its exposure to price declines by locking in certain sales volumes at fixed prices. Shell Oil accounts for commodity derivatives as hedges.

     Usually, such derivatives are for terms of less than one year and cover volumes substantially below anticipated sales. The exposure on such commodities derivatives includes the credit risk that the counterparty will not pay if the market declines below the established fixed price. In such case, Shell Oil loses the benefit of the derivative differential on the volume of commodities covered by the derivatives. In any case Shell Oil would continue to receive market price on actual volumes as sold. Shell Oil also bears the risk that it could lose the benefit of market improvements over the fixed derivative price for the term and volume of the derivative securities (as such improvement would accrue to the benefit of the counterparty.) In certain instances involving very small volumes relative to Shell Oil's gross purchases and sales, Shell Oil enters into derivative contracts to hedge its exposure under short term fixed price purchase or sale commitments. In such cases, Shell Oil swaps its fixed price commitment for a floating price, the net economic result being that its covered purchases and sales are at market price.

     In all cases involving credit risk on derivative securities, it is always possible that Shell Oil will make payments when due, and that the counterparty will subsequently default on payments due the Company, translating into higher costs or further reduced revenues over time. However, the Company believes its credit analysis regarding counterparties and the terms, nature and size of its derivative portfolio significantly reduce this risk.

     At December 31, 1994 all of Shell Oil's derivatives positions were classified as for "purposes other than trading" under the provisions of Statement of Financial Accounting Standards No. 119.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of Shell Oil's financial instruments are as follows:

                                                     1994                      1993
                                              -------------------       -------------------
                                              CARRYING      FAIR        CARRYING      FAIR
                                                VALUE      VALUE*         VALUE      VALUE*
                                              --------     ------       --------     ------
                                                          (millions of dollars)
    Investments............................   $  114       $  114       $  109       $  112
    Long-term debt.........................    1,546        1,492        1,698        1,772
    Interest rate swaps....................       --         (174)          --           --
    Commodity futures/swaps................        2           (4)          --           --

- ---------------

* Fair value determined primarily by market quotations.

     Market value is not readily determinable for certain investments in equity securities and long-term receivables with a carrying value of $172 million and $216 million at December 31, 1994 and 1993, respectively. The reported amounts of financial instruments such as cash equivalents, marketable securities and short-term debt approximate fair value because of their short maturities.

12. TAXES

     Operating and income taxes incurred by Shell Oil were as follows:

                                                               1994       1993       1992
                                                               -----      -----      -----
                                                                  (millions of dollars)
    OPERATING TAXES
         Real and personal property........................... $ 170      $ 196      $ 209
         Sales and use........................................   144        154        176
         Oil and gas production...............................    53         64        116
         Payroll..............................................    77         81         92
         Franchise............................................    31         34         34
         Import and export duties.............................     3          8         13
         Other................................................     4          3          3
                                                               -----      -----      -----
                   TOTAL...................................... $ 482      $ 540      $ 643
                                                               =====      =====      =====
    FEDERAL AND OTHER INCOME TAXES
         Current
              U.S. federal.................................... $ 327      $(101)     $ 130
              Foreign.........................................    34        108        144
              State and local.................................    35          5         27
                                                               -----      -----      -----
                                                                 396         12        301
                                                               -----      -----      -----
         Deferred
              U.S. federal....................................  (622)        (4)      (314)
              U.S. federal tax rate change....................    --         95         --
              State and other.................................     5         31         45
                                                               -----      -----      -----
                                                                (617)       122       (269)
                                                               -----      -----      -----
                   TOTAL...................................... $(221)     $ 134      $  32
                                                               =====      =====      =====

     Deferred income taxes are provided for the temporary differences between the tax basis of Shell Oil's assets and liabilities and their reported amounts. Significant components of deferred tax liabilities and assets as of December 31, 1994 and 1993 are as follows:

                                                                       1994          1993
                                                                      ------        ------
                                                                          (millions of
                                                                            dollars)
    Deferred tax liabilities:
         Items associated with capitalized costs and write-offs...... $3,745        $4,189
         Other.......................................................    339           271
                                                                      ------        ------
              Total deferred tax liabilities......................... $4,084        $4,460
                                                                      ======        ======
    Deferred tax assets:
         Other postretirement obligations............................ $  344        $  334
         Environmental reserves......................................    297           240
         Loss carryforwards..........................................    163            --
         Other.......................................................    272           256
                                                                      ------        ------
              Total deferred tax assets.............................. $1,076        $  830
                                                                      ------        ------
    Valuation allowance..............................................     --            --
                                                                      ------        ------
    Net deferred tax assets.......................................... $1,076        $  830
                                                                      ------        ------
    Net deferred tax liabilities..................................... $3,008        $3,630
                                                                      ------        ------

     Receivables and prepayments included $129 million and $124 million of net current deferred tax assets as of December 31, 1994 and 1993, respectively.

     Total income taxes paid in the years 1994, 1993 and 1992 were $264 million, $50 million and $337 million, respectively. Total income tax expense for the years 1994, 1993 and 1992 was equivalent to effective tax rates of (77.0), 14.7 and 6.7 percent, respectively, on earnings before income taxes and accounting changes of $287 million, $915 million and $477 million, respectively. Reconciliation to the expected tax at the U.S. statutory rate (35 percent in 1994 and 1993; 34 percent in 1992) is as follows:

                                                               1994       1993       1992
                                                               -----      -----      -----
                                                                  (millions of dollars)
    Expected tax at U.S. statutory rate....................... $ 100      $ 320      $ 162
    State and foreign tax.....................................    34         76        136
    Prior year adjustment.....................................  (282)      (279)      (100)
    Tax credits...............................................   (66)       (55)       (51)
    Benefit of tax losses.....................................    (8)       (10)      (101)
    Tax rate change...........................................    --         95         --
    Other.....................................................     1        (13)       (14)
                                                               -----      -----      -----
                   TOTAL...................................... $(221)     $ 134      $  32
                                                               =====      =====      =====

     Shell Oil has tax loss carryforwards of $434 million expiring in 1997 ($3 million), 1998 ($7 million), 1999 ($316 million), 2008 ($20 million), and 2009
($88 million).

     Shell Oil Company joins in the filing of a consolidated federal income tax return with its parent, Shell Petroleum Inc., (SPI). Federal income tax amounts are allocated among members of the consolidated tax group based on separate return calculations. Federal income tax balances owing by/(to) Shell Petroleum Inc. at December 31, 1994 and 1993 were ($5) million and, $14 million, respectively.

13. INVESTMENTS

     The equity method of accounting is used for investments in certain partnerships and for investments in companies in which Shell Oil has a voting stock interest between 20 and 50 percent. Such investments include: Saudi Petrochemical Company, a petrochemical company in Saudi Arabia; Syria Shell Holdings, B.V.*, a Dutch holding company with oil and gas producing operations in Syria and the Danish North Sea; Deer Park Refining Limited Partnership, a domestic refining operation; investments in several pipelines; and in 1993 and 1992, Zeigler Coal Holding Company, a domestic coal mining company. Aggregate investment at December 31, 1994, 1993 and 1992 was $1,131 million, $1,486 million and $966 million, respectively; dividends received on these investments in 1994, 1993 and 1992 were $91 million, $63 million and $62 million, respectively. In 1994, Shell Oil sold its interest in Zeigler Coal Holding Company. Summarized financial information for these investments and Shell Oil's equity share thereof is as follow:

                                               1994                  1993                 1992
                                         ----------------      ----------------      ---------------
                                                   EQUITY                EQUITY               EQUITY
                                         TOTAL     SHARE       TOTAL     SHARE       TOTAL    SHARE
                                         ------    ------      ------    ------      ------   ------
                                                            (millions of dollars)
COMPANIES ACCOUNTED FOR ON AN
  EQUITY BASIS
     Current assets....................  $  772    $  267      $1,199    $  402      $  982   $  401
     Noncurrent assets.................   5,649     2,243       5,712     2,162       3,566    1,529
     Current liabilities...............   1,136       486       1,250       501         803      326
     Noncurrent liabilities............   2,594     1,068       2,890     1,095       2,623    1,040
     Deferred income taxes.............     241        60         229        57          55       14
     Revenues..........................   3,469     1,075       2,600       894       1,280      515
     Net income........................     402       119**       143        50         135       51

- ------------
 * At December 31, 1994, the unamortized excess of Shell Oil's investment in this Dutch affiliate over its equity in the underlying net assets of the affiliate approximated $219 million.

** Does not include a loss of $232 million on the sale of Shell Oil's interest in Zeigler Coal Holding Company which was included in Equity earnings, interest and other income on the Consolidated Statement of Income.

14.  PROPERTY, PLANT AND EQUIPMENT

     Investments in property, plant and equipment, including capitalized lease assets, were as follows:

                                                             INVESTMENT
                                 -------------------------------------------------------------------
                                        DECEMBER 31, 1994                   DECEMBER 31, 1993
                                 -------------------------------     -------------------------------
                                  COST       RESERVE*      NET        COST       RESERVE*      NET
                                 -------     -------     -------     -------     -------     -------
                                                        (millions of dollars)
PROPERTY, PLANT AND EQUIPMENT
     Exploration and Production
       Oil and gas.............  $23,231     $12,668     $10,563     $22,918     $11,679     $11,239
       Other energy............      149          89          60         151           4         147
     Oil and Chemical
       manufacturing
       facilities..............    9,452       4,232       5,220       8,719       3,947       4,772
     Marketing facilities......    2,930         682       2,248       2,831         697       2,134
     Transportation
       facilities..............    1,028         587         441         983         576         407
     Other.....................    1,120         568         552         932         551         381
                                 -------     -------     -------     -------     -------     -------
               TOTAL...........  $37,910     $18,826     $19,084     $36,534     $17,454     $19,080
                                 =======     =======     =======     =======     =======     =======

- ------------

* Accumulated depreciation, depletion and amortization.

15.  POSTRETIREMENT BENEFITS

     The Company and certain of its subsidiaries currently provide health care benefits for retired employees and their dependents. Eligibility for such benefits requires retirement from the Company with entitlement to an immediate pension generally upon the earlier of the attainment of age 50, when such age plus years of service equals 80, or the attainment of age 65. Other postretirement benefits provided by the Company include life insurance plans. These insurance plans are primarily funded by employees; as a result, the cost of such plans to the Company is not material.

     The health care plans for retired employees and their dependents are unfunded defined benefit plans. The benefit is defined as the Company's contributions to such plans. Annually, retirees are advised of the amount of the Company's monthly contribution to the plans for the following year and the monthly amount such retirees must pay for the particular coverage desired. Coverage under the plans is arranged through insurance companies. The Company's portion of premium payments was $47 million in 1994, $44 million in 1993 and $38 million in 1992.

     The assumed annual health care cost trend rate used in measuring the accumulated postretirement benefit obligation (APBO) was 8% in 1994, 9% in 1995 and gradually declines to 5% by the year 2002, remaining at that level thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the APBO by approximately $92 million and the aggregate of the 1994 service cost and interest cost components of expense by $11 million. The APBO as of December 31, 1994 and 1993 was based on discount rates of 8.75% and 7.5%, respectively. Unrecognized net gains or losses in excess of 10% of the APBO (corridor) are amortized over three years.

     Net postretirement benefits cost consisted of the following:

                                                                     1994        1993
                                                                     ----        ----
                                                                       (millions of
                                                                         dollars)
        Service cost for benefits earned..........................   $ 15        $ 12
        Interest cost on the APBO.................................     60          67
        Net amortization and deferral.............................    (22)        (35)
        Plan curtailment..........................................     --          21
                                                                     ----        ----
               TOTAL..............................................   $ 53        $ 65
                                                                     ====        ====

     The postretirement benefit plan status at December 31 was as follows:

                                                                       1994      1993
                                                                       ----      ----
                                                                        (millions of
                                                                          dollars)
        Accumulated postretirement benefit obligation
          Retirees...................................................  $501      $651
          Fully eligible active plan participants....................    32        35
          Other active plan participants.............................   208       252
                                                                       ----      ----
               TOTAL.................................................  $741      $938
        Plan assets at fair value....................................    --        --
                                                                       ----      ----
        Accumulated postretirement benefit obligation in excess of
          plan assets................................................  $741      $938
        Unrecognized gain from past experience different from that
          assumed and from changes in assumptions....................   238        34
        Prior service gain not yet recognized in net periodic
          postretirement benefit cost................................    18        20
                                                                       ----      ----
               ACCRUED POSTRETIREMENT BENEFIT COST...................  $997      $992
                                                                       ====      ====

16. PENSION PLANS AND PROVIDENT FUND

     The Shell Pension Plan covers employees of the Company and certain subsidiaries. Benefits are based on years of service and the employee's average final compensation. Company contributions to the Shell Pension Trust are based on the projected unit credit actuarial method using rates determined to be reasonable by an independent actuary. The methodology meets the requirements of the Employee Retirement Income Security Act. There were no contributions to the Shell Pension Trust in 1994 and 1993 due to the full-funding limitation of the applicable tax law.

     The plan's funded status at December 31 was as follows:

                                                                      1994           1993
                                                                     ------         ------
                                                                     (millions of dollars)
    Actuarial present value:
      Accumulated benefit obligation including vested benefits
         of $3,067 and $3,530 for 1994 and 1993,
         respectively..........................................      $3,307         $3,849
                                                                     ------         ------
      Projected benefit obligation.............................      $3,698         $4,453
    Plan assets at fair value, primarily common stocks and
      fixed income investments.................................       4,165          4,483
                                                                     ------         ------
    Plan assets in excess of projected benefit obligation......      $  467         $   30
    Remaining unrecognized net asset existing at date of
      initial application of SFAS No. 87.......................         (54)           (66)
    Unrecognized net (gain) loss from past experience different from that assumed and effects of changes in
      assumptions..............................................         124            537
    Prior service cost not yet recognized in net periodic
      pension cost.............................................          80             89
                                                                     ------         ------
              NET PREPAID PENSION EXPENSE......................      $  617         $  590
                                                                     ======         ======

     Shell Oil also has a Benefit Restoration Plan and a Senior Staff Plan. The Benefit Restoration Plan generally provides for payments of amounts in excess of limits imposed by federal tax law on benefit payments under the Shell Pension Plan. The Senior Staff Plan provides for defined monthly supplemental pension payments to members of the senior staff (consisting of certain officers and other high-ranking employees). Both of these plans are unfunded. The accumulated benefit obligation for these plans totaled $183 million and $175 million at December 31, 1994 and 1993, respectively. The projected benefit obligation for these plans totaled $214 million and $211 million at December 31, 1994 and 1993, respectively. Of the 1994 projected benefit obligation amount, $124 million will be expensed in the future and $90 million of unfunded accrued pension cost is included in liabilities on the Consolidated Balance Sheet. The estimated additional minimum pension liability at December 31, 1994 and 1993 was $99 million and $83 million, respectively.

     The components of net pension expense for the Shell Pension Plan, Benefit Restoration Plan and Senior Staff Plan were:

                                                               1994       1993       1992
                                                               -----      -----      -----
                                                                  (millions of dollars)
    Service cost -- benefits earned during the period.......   $ 104      $  87      $  82
    Interest cost on projected benefit obligation...........     315        311        300
    Actual return on plan assets*...........................      25       (538)      (203)
    Net amortization and deferral*..........................    (435)       134       (176)
                                                               -----      -----      -----
           NET PENSION EXPENSE..............................   $   9      $  (6)     $   3
                                                               =====      =====      =====

- ------------

* Estimated long-term rates of return on plan assets of 10 percent in 1994, 1993 and 1992 were used in determining pension expense for the period. The difference between actual return and estimated return is included in Net amortization and deferral.

     Current year pension expense is based on measurements of the projected benefit obligation and the market-related value of plan assets as of the end of the previous year. The projected benefit obligation as of December 31, 1994 and 1993 was based on discount rates of 8.75 percent and 7 percent, respectively, and an average long-term rate of compensation growth of 5 percent for 1994 and 1993.

     The Shell Provident Fund covers employees of the Company and certain subsidiaries after stated periods of service, and provides for contributions by the employing company based on stated percentage of the employees' salaries and wages. Employees may also contribute amounts up to a stated percentage.

     Total costs of these plans were as follows:

                                                                  1994      1993      1992
                                                                  ----      ----      ----
                                                                   (millions of dollars)
    Pension plans..............................................   $  9      $ (6)     $  3
    Provident Fund.............................................     95        96       103
                                                                  ----      ----      ----
           TOTAL...............................................   $104      $ 90      $106
                                                                  ====      ====      ====

     In addition, several subsidiary companies have separate pension plans using actuarial rates and assumptions determined to be appropriate to those companies. Such plans are not material and were excluded from the above disclosures.

17. CONTINGENCIES

     Shell Oil is subject to a number of possible loss contingencies. These include actions based upon environmental laws involving present and past operating and waste disposal locations, private claims and product liability actions. In addition, federal, state and local income, property and excise tax returns are being examined and certain interpretations by Shell Oil of complex tax statutes, regulations and practices are being challenged.

     Shell Oil has received allegations or claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar state statutes that it is involved at 208 sites, including the Rocky Mountain Arsenal
(RMA) and the McColl site as discussed below. As of year end 1994, discussions or activities were ongoing concerning 117 of these sites, in some cases in the early stages. During 1994, expenses recorded (including reserves) under CERCLA and such state statutes relating to the 208 sites were approximately $135 million. Shell Oil also has certain obligations under the Resource Conservation and Recovery Act (RCRA) and similar state laws regarding corrective action at manufacturing locations and provides assurances regarding its financial ability to meet certain closure and postclosure obligations that will arise in the future at such locations under such laws.

     The United States and the Company have entered into a consent decree to settle environmental claims at the RMA where the Company engaged in chemical manufacturing operations from 1952 to 1982. Pursuant to such consent decree, the Company will pay 50 percent of amounts expended for remedial costs and natural resource damages up to $500 million; 35 percent of expenditures between $500 million and $700 million; and 20 percent of expenditures in excess of $700 million. Based on its proposed remediation alternative, the Company has accrued $500 million for its share of related costs including the provision of $215 million in 1993 and $105 million in 1992. Other remediation alternatives, some of which could significantly increase the Company's cost at the RMA, have been proposed by the State of Colorado and the EPA; the Company does not believe such alternatives to be cost effective or necessary to prevent risk to the environment. A final remediation plan is not expected until at least year end 1995 and possibly 1996. The Company's share of expenditures through December 31, 1994 was approximately $240 million.

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

     In December 1993, a Los Angeles Superior Court jury, in two consolidated lawsuits against the Company and its subsidiary, returned a verdict for the plaintiffs in the amount of $46.9 million compensatory damages and $173 million punitive damages. Both cases involve the condition of the Dominguez oil field. Plaintiffs alleged they were defrauded, that the oil and gas lease was breached, and that soil contamination on the property constitutes a continuing trespass. Final resolution through the appeals' process could take two or more years. The Company and its subsidiary believe the verdict was wrong and expect ultimately to prevail in the litigation.

     The Company is a party to litigation regarding Nemagon(R), an agricultural chemical containing DBCP manufactured and sold by it from 1955 to 1978. In California, the claims involve alleged contamination of water wells based on revisions to governmental standards. The claims in the litigation seek the cost of cleanup and future monitoring of such water wells. The Company is a co-defendant in these cases with other substantial manufacturers and suppliers of the same chemical. In Texas, cases have been filed against the Company, other substantial manufacturers and suppliers of DBCP and various banana growers alleging that the plaintiffs suffer fertility problems arising from exposure to DBCP while working on banana plantations outside the United States. The Company is contesting whether any injury has in fact been incurred by plaintiffs, whether DBCP was in fact the cause of any such injury as may exist, and in any case if the Company was a supplier or otherwise has liability in connection with any such injury.

     Since 1984 the Company has been named as a defendant in numerous product liability cases, including class actions, involving the failure of plumbing systems in the U.S. constructed with polybutylene plastic pipe. The plaintiffs in the litigation claim actual and punitive damages arising primarily from leaking residential plumbing systems. The Company manufactured the resin used to make the pipe in these systems. Two other substantial manufacturers made the resins for the polyacetal insert fittings used in the residential plumbing systems and are also defendants in these cases, as are the fabricators and installers of the systems. The Company's position and most of the judgments to date have confirmed that most of the leaks have occurred in residential plumbing systems due to failure of the polyacetal insert fitting system, which is no longer used. Almost all the current claims outside of litigation are handled through a corporation owned by the Company and the manufacturers of the resins for the polyacetyl fittings. This corporation makes arrangements for the repair of leaking polybutylene pipe systems, the costs of which are allocated on a variable basis depending generally on the manufacturers of the component parts and the resins. Claims continued to increase during 1994. A proposed settlement in a nationwide class action has been filed but has not become final. In no case would such class action settlement apply to litigation filed prior to September 10, 1993.

     The Company is litigating insurance coverage at the RMA through 1969 and for the McColl site and other environmental claims. Declaratory judgment actions have also been filed to resolve insurance coverage for polybutylene through mid-1985 and insurance coverage for Nemagon(R) claims.

     The Company's assessment of these matters is continuing. Future provisions may be required as administrative and judicial proceedings progress and the scope and nature of remediation programs and related costs estimates are clarified. However, while periodic results may be significantly affected by these matters, based upon developments to date, the management of the Company anticipates that it will be able to meet related obligations without a material adverse effect on its financial position.

18. COMMITMENTS

     Shell Oil conducts a portion of its operations using leased facilities, including service stations, barges and tankers. Future minimum payments under operating and capital leases with initial or remaining terms of one year or more consisted of the following at December 31, 1994:

                                                                     OPERATING       CAPITALIZED
                                                                      LEASES           LEASES
                                                                      ------           ------
                                                                          (millions of
                                                                            dollars)
    1995............................................................  $  154           $ 1
    1996............................................................     123             1
    1997............................................................      89            --
    1998............................................................      60            --
    1999............................................................      45            --
    Thereafter......................................................     754            --
                                                                      ------           ---
              Total minimum lease payments*.........................  $1,225             2
    Estimated executory costs (such as taxes, maintenance,
      insurance, operating costs)...................................                    --
                                                                                       ---
              Net minimum lease payments............................                     2
    Imputed interest................................................                    --
                                                                                       ---
              Present value of net minimum lease payments**.........                   $ 2
                                                                                       ===

- ------------

 * Minimum lease payments have not been reduced by minimum sublease rentals of $1 million due in the future under noncancelable subleases for operating leases. There were no contingent rentals applicable to capital leases.

** Of the amount shown, substantially all is reflected in Long-term debt on the Consolidated Balance Sheet.

     The composition of total rental expense for all operating leases, except those with terms of a month or less that were not renewed, was as follows:

                                                                1994       1993       1992
                                                                ----       ----       ----
                                                                  (millions of dollars)
    Minimum rentals...........................................  $369       $336       $351
    Contingent rentals
      (Based on sales volumes)................................     2          2          3
    Less: sublease rentals....................................   (38)       (42)       (45)
                                                                ----       ----       ----
              Total...........................................  $333       $296       $309
                                                                ====       ====       ====

     Under long-term agreements with an offshore port and certain pipeline companies in which stock interests are held, Shell Oil may be required to advance funds against future transportation charges in the event such companies are unable to meet their financial obligations. Also, at December 31, 1994, Shell Oil had commitments related to agreements for the future purchase of materials and services, and for the acquisition and construction of facilities, all made in the normal course of business. Additionally, at December 31, 1994, Shell Oil had guaranteed $159 million of debt and other obligations of others. All such commitments and guarantees are expected to be fulfilled with no adverse consequences material to Shell Oil's operations or financial condition.

19.  OPERATING SEGMENTS INFORMATION

     Operating segments information for the years 1994, 1993 and 1992 is presented below. Income taxes are allocated to segments on the basis of contributions to taxable income reduced by applicable tax credits. Shell Oil's activity outside the United States has not reached a level warranting separate geographical reporting.

                                               OIL AND
                                                 GAS
                                              EXPLORATION
                                                 AND         OIL     CHEMICAL
                                              PRODUCTION   PRODUCTS  PRODUCTS   OTHER     TOTAL
                                              ----------   --------  --------   ------   -------
                                                             (millions of dollars)
1994 SUMMARY STATEMENT OF INCOME
     Sales and other operating revenue......   $ 1,490     $15,733   $ 4,075    $  325   $21,623
     Other revenue..........................        33          14        12         2        61
     Intersegment transfers.................     2,257         851       158        --        --
                                               -------     -------   --------   ------   -------
               TOTAL REVENUE................     3,780      16,598     4,245       327    21,684(1)
     Costs and operating expenses...........     2,183      15,559     3,654       350    18,480(1)
     Depreciation, amortization, etc........     1,605         341       288        90     2,324
                                               -------     -------   --------   ------   -------
               OPERATING PROFIT (LOSS)......        (8)        698       303      (113)      880
     Corporate expense--allocated...........        39          29        16        --        84
     Income tax expense
       (benefit)--allocated.................      (210)        218        98      (125)      (19)
     Equity in net (income) loss of
       others...............................       (96)         24       (34 )     247       141
                                               -------     -------   --------   ------   -------
               INCOME (LOSS) FROM ONGOING
                 OPERATIONS.................       259         427       223      (235)      674
     Other charges(4).......................         2          54        62        --       118
                                               -------     -------   --------   ------   -------
               SEGMENT NET INCOME (LOSS)....   $   257     $   373   $   161    $ (235)  $   556
     Nonallocated costs.....................                                                  48
                                                                                         -------
               NET INCOME...................                                             $   508
                                                                                         =======
1994 CAPITAL EXPENDITURES...................   $   952     $ 1,087   $   343    $    8   $ 2,451(2)
IDENTIFIABLE ASSETS
  DECEMBER 31, 1994.........................   $12,217     $ 7,892   $ 4,520    $  409   $26,379(3)
1993 SUMMARY STATEMENT OF INCOME
     Sales and other operating revenue......   $ 1,418     $15,462   $ 3,687    $  282   $20,849
     Other revenue..........................        96           8        16        --       120
     Intersegment transfers.................     2,492         949       172        --        --
                                               -------     -------   --------   ------   -------
               TOTAL REVENUE................     4,006      16,419     3,875       282    20,969(1)
     Costs and operating expenses...........     2,110      15,708     3,315       299    17,819(1)
     Depreciation, amortization, etc........     1,225         253       232        11     1,721
                                               -------     -------   --------   ------   -------
               OPERATING PROFIT (LOSS)......       671         458       328       (28)    1,429
     Corporate expense--allocated...........        53          25        24         1       103
     Income tax expense
       (benefit)--allocated.................       163         163       119       (20)      425
     Equity in net (income) loss of
       others...............................       (23)        (15)      (35 )      18       (55)
                                               -------     -------   --------   ------   -------
               INCOME (LOSS) FROM ONGOING
                 OPERATIONS.................       478         285       220       (27)      956
     Other charges(4).......................         1           5       185        --       191
                                               -------     -------   --------   ------   -------
               SEGMENT NET INCOME (LOSS)....   $   477     $   280   $    35    $  (27)  $   765
     Nonallocated costs.....................                                                 (16)(5)
                                                                                         -------
               NET INCOME...................                                             $   781
                                                                                         =======

1993 CAPITAL EXPENDITURES...................   $   877     $   704   $   319    $   20   $ 1,981(2)
IDENTIFIABLE ASSETS DECEMBER 31, 1993.......   $12,697     $ 7,232   $ 4,312    $  659   $26,851(3)

                                             (Table continued on following page)

                                               OIL AND
                                                 GAS
                                              EXPLORATION
                                                 AND         OIL     CHEMICAL
                                              PRODUCTION  PRODUCTS  PRODUCTS   OTHER     TOTAL
                                              ----------  --------  --------   ------   -------
                                                             (millions of dollars)
1992 SUMMARY STATEMENT OF INCOME
     Sales and other operating revenue......   $ 1,280     $15,650   $ 3,354    $  869   $21,153
     Other revenue..........................       113          11        39         5       168
     Intersegment transfers.................     3,032       1,007       129        --        --
                                               -------     -------   --------   ------   -------
               TOTAL REVENUE................     4,425      16,668     3,522       874    21,321(1)
     Costs and operating expenses...........     2,404      16,347     3,133       888    18,604(1)
     Depreciation, amortization, etc........     1,539         259       216        53     2,067
                                               -------     -------   --------   ------   -------
               OPERATING PROFIT (LOSS)......       482          62       173       (67)      650
     Corporate expense--allocated...........        62          70        30         7       169
     Income tax expense
       (benefit)--allocated.................       (29)          3        48        (3)       19
     Equity in net (income) loss of
       others...............................       (20)        (19)        2        (1)      (38)
                                               -------     -------   --------   ------   -------
               INCOME (LOSS) FROM ONGOING
                 OPERATIONS.................       469           8        93       (70)      500
     Other charges(4).......................        --           2        81        --        83
                                               -------     -------   --------   ------   -------
               SEGMENT NET INCOME (LOSS)....   $   469     $     6   $    12    $  (70)  $   417
                                                                                         -------
     Nonallocated costs.....................                                             $   (28)(5)
     Cumulative effect of accounting
       changes..............................                                                (635)
                                                                                         -------
               NET INCOME (LOSS)............                                             $  (190)
                                                                                         =======

1992 CAPITAL EXPENDITURES...................   $   877     $   790   $   424    $   70   $ 2,239(2)
IDENTIFIABLE ASSETS DECEMBER 31, 1992.......   $13,525     $ 7,107   $ 4,131    $  740   $26,970(3)

- ------------

(1) After elimination of intersegment transfers of $3,266 million in 1994, $3,613 million in 1993, and $4,168 million in 1992, which are based on estimated market-related values.

(2) Includes non-segment capital expenditures of $61 million in 1994, $61 million in 1993, and $78 million in 1992.

(3) Includes non-segment assets of $1,341 million in 1994, $1,951 million in 1993, and $1,467 million in 1992.

(4) Amounts associated with major product classifications for which there has been no revenue stream or investment in the last 5 years. For 1992, these costs have been reclassified from "Costs and operating expenses."

(5) Nonallocated costs in 1993 includes a favorable prior-year tax adjustment of $161 million. Nonallocated costs in 1992 includes interest income of $207 million related to a prior-year tax adjustment.

20. SUMMARIZED FINANCIAL INFORMATION -- SHELL PIPE LINE CORPORATION

     The following summarized financial information for Shell Pipe Line Corporation, a wholly owned subsidiary of Shell Oil Company, is presented here for the information of holders of Shell Pipe Line Corporation's 7 1/2% Guaranteed Sinking Fund Debentures Due 1999, which are fully guaranteed by Shell Oil Company.

                                                                    1994     1993     1992*
                                                                    ----     ----     ----
                                                                     (millions of dollars)
    SHELL PIPE LINE CORPORATION
         Current assets.........................................    $161     $115     $ 50
         Noncurrent assets......................................     356      299      286
         Current liabilities....................................      61       58       82
         Noncurrent liabilities.................................      70       71       65
         Revenue................................................     281      271      281
         Operating income.......................................     128      120      103
         Net income.............................................     101       97      103

- ---------------

* Certain balances have been restated to conform with Shell Oil's consolidated financial reporting.

21. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

                                                1994                                1993
                                  ---------------------------------   ---------------------------------
                                  FIRST    SECOND   THIRD    FOURTH   FIRST    SECOND   THIRD    FOURTH
                                  ------   ------   ------   ------   ------   ------   ------   ------
                                                          (millions of dollars)
     Sales and other operating
       revenue..................  $4,773   $5,310   $5,704   $5,839   $4,999   $5,404   $5,314   $5,136
     Revenues, less purchases
       and operating expenses...   1,185    1,018    1,398    1,288    1,319    1,261    1,058    1,088
     Income before income
       taxes....................     295     (596)     446      144      391      281       90      153
     Net income (loss)..........  $  179   $ (194)  $  313   $  211   $  239   $  203   $  187   $  152

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 1995.

                                          SHELL OIL COMPANY
                                            (Registrant)

                                          By     /s/  PHILIP J. CARROLL
                                            ------------------------------------
                                               (Philip J. Carroll, President)

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

                            ------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 16, 1995 by the following persons on behalf of the Registrant in the capacities indicated.

                  SIGNATURE                                 TITLE

           /s/  PHILIP J. CARROLL                   President and Director
- ---------------------------------------------   (Principal Executive Officer)
             (Philip J. Carroll)

           /s/  P. G. TURBERVILLE                 Vice President -- Finance
- ---------------------------------------------   (Principal Financial Officer)
             (P. G. Turberville)

            /s/  HENRY E. BLECHL                Controller and General Auditor
- ---------------------------------------------   (Principal Accounting Officer)
              (Henry E. Blechl)

                                                           Director
- ---------------------------------------------
            (Joseph E. Antonini)

            /s/  RAND V. ARASKOG                           Director
- ---------------------------------------------
              (Rand V. Araskog)

                                             (Signatures continued on next page)

(Signatures continued from preceding page)

                  SIGNATURE                                 TITLE
                  ---------                                 -----
           /s/  ROBERT F. DANIELL                          Director
- ---------------------------------------------
               (Robert F. Daniell)

          /s/  C. A. J. HERKSTROTER                        Director
- ---------------------------------------------
              (C. A. J. Herkstroter)

            /s/  JOHN S. JENNINGS                          Director
- ---------------------------------------------
                (John S. Jennings)

             /s/  JACK E. LITTLE                           Director
- ---------------------------------------------
                 (Jack E. Little)

            /s/  HAROLD A. POLING                          Director
- ---------------------------------------------
                (Harold A. Poling)

           /s/  JOHN F. WOODHOUSE                          Director
- ---------------------------------------------
               (John F. Woodhouse)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.     DESCRIPTION                                                               PAGE NO.
- -------
   3      Articles of Incorporation and By-Laws.....................................     *
  10      Material Contracts:
                (i)  Letter Agreement between Registrant and Shell Internationale
                     Research Maatschappij B. V.....................................    57
               (ii)  Agreement for Research Services................................     *
  21      Subsidiaries of the Registrant............................................    58
  23      Consent of Independent Accountants........................................    59
  24      Powers of Attorney........................................................    54
  27      Financial Data Schedule...................................................

- ------------

 * Incorporated by reference; see Item 14c, page 33.