Form 10-Q
period 1995-03-31
SHELL OIL CO
filed 1995-05-09
CIK 89629

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995
                                      OR
[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _______________________

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

 The number of shares of Common Stock, $10.00 par value, outstanding as of April 30, 1995 - 1,000 shares.

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


================================================================================

                         PART I. FINANCIAL INFORMATION

                       SHELL OIL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                              Millions of Dollars


                                                                                           FIRST QUARTER
                                                                                      ---------------------------
                                                                                      1995               1994
                                                                                     ------             ------
REVENUES
    Sales and other operating revenue   . . . . . . . . . . . . . . . . . . .        $6,307              $5,515
    Less:  Consumer excise and sales taxes  . . . . . . . . . . . . . . . . .           759                 742
                                                                                    -------             -------
                                                                                      5,548               4,773
    Equity earnings, interest and other income  . . . . . . . . . . . . . . .           110                  41
                                                                                    -------             -------
             TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,658               4,814
                                                                                    -------             -------

COSTS AND EXPENSES
    Purchases and operating expenses  . . . . . . . . . . . . . . . . . . . .         4,210               3,629
    Selling, general and administrative expenses  . . . . . . . . . . . . . .           205                 222
    Exploration, including exploratory dry holes  . . . . . . . . . . . . . .            45                  35
    Research expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .            29                  28
    Depreciation, depletion, amortization and retirements   . . . . . . . . .           442                 438
    Interest and discount amortization  . . . . . . . . . . . . . . . . . . .            50                  40
    Operating taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           128                 127
                                                                                    -------             -------
             TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,109               4,519
                                                                                     ------             -------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . .           549                 295
    Federal and Other Income Taxes  . . . . . . . . . . . . . . . . . . . . .           209                 116
                                                                                    -------             -------

NET INCOME    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   340             $   179
                                                                                    =======             =======

                       SHELL OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              Millions of Dollars


                                                                                MARCH 31         DECEMBER 31
                                                                            ---------------     -------------
                                                                                  1995               1994
                                                                           ----------------     -------------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . .       $      418        $      617
    Receivables and prepayments, less allowance for
         doubtful accounts  . . . . . . . . . . . . . . . . . . . . . .            2,910             2,974
    Inventories of oils and chemicals   . . . . . . . . . . . . . . . .              618               564
    Inventories of materials and supplies   . . . . . . . . . . . . . .              240               229
                                                                               ---------        ----------
             TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . .            4,186             4,384
INVESTMENTS, LONG-TERM RECEIVABLES AND
    DEFERRED CHARGES  . . . . . . . . . . . . . . . . . . . . . . . . .            2,913             2,911
PROPERTY, PLANT AND EQUIPMENT AT COST, LESS
    ACCUMULATED DEPRECIATION, DEPLETION AND
    AMORTIZATION OF $19,193 AT MARCH 31, 1995
    AND $18,826 AT DECEMBER 31, 1994  . . . . . . . . . . . . . . . . .           19,218            19,084
                                                                                 -------           -------
             TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . .          $26,317           $26,379
                                                                                 =======           =======

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
    Accounts payable - trade  . . . . . . . . . . . . . . . . . . . . .         $  1,690          $  1,953
    Other payables and accruals   . . . . . . . . . . . . . . . . . . .            1,052             1,058
    Income, operating and consumer taxes  . . . . . . . . . . . . . . .              761               700
    Short-term debt   . . . . . . . . . . . . . . . . . . . . . . . . .            1,877             1,449
                                                                                --------         ---------
            TOTAL CURRENT LIABILITIES   . . . . . . . . . . . . . . . .            5,380             5,160
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,327             1,546
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . .            3,130             3,137
LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .            2,757             2,803
SHAREHOLDER'S EQUITY
    Common stock - 1,000 shares of $10 per share
          par value . . . . . . . . . . . . . . . . . . . . . . . . . .               --                --
    Capital in excess of par value  . . . . . . . . . . . . . . . . . .            2,206             2,206
    Earnings reinvested   . . . . . . . . . . . . . . . . . . . . . . .           11,517            11,527
                                                                                --------          --------
            TOTAL SHAREHOLDER'S EQUITY  . . . . . . . . . . . . . . . .           13,723            13,733
                                                                                --------          --------
            TOTAL   . . . . . . . . . . . . . . . . . . . . . . . . . .          $26,317           $26,379
                                                                                 =======           =======

                       SHELL OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Millions of Dollars

                                                                                           FIRST QUARTER
                                                                                     -------------------------
                                                                                      1995               1994
                                                                                     ------              -----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  340            $  179
    Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation, depletion, amortization and retirements  . . . . . .             442               438
         Dividends in excess of (less than) equity income . . . . . . . . .              (8)                7
         (Increases) decreases in working capital:
                 Receivables and prepayments  . . . . . . . . . . . . . . .              64               101
                 Inventories  . . . . . . . . . . . . . . . . . . . . . . .             (65)              (55)
                 Current payables and accruals  . . . . . . . . . . . . . .            (208)             (124)
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .               4              (184)
         Other noncurrent items . . . . . . . . . . . . . . . . . . . . . .             (53)               (9)
                                                                                    -------          --------
                 Net Cash Provided by Operating Activities  . . . . . . . .             516               353
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .            (642)             (429)
    Proceeds from property sales and salvage  . . . . . . . . . . . . . . .              46                --
    Other investments and advances  . . . . . . . . . . . . . . . . . . . .              22              (128)
                                                                                    -------          --------
                 Net Cash Used for Investing Activities . . . . . . . . . .            (574)             (557)
                                                                                    -------          --------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt  . . . . . . . . . . . . . . .              97                27
    Principal payments on long-term debt  . . . . . . . . . . . . . . . . .             (22)              (20)
    Dividends     . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (350)             (200)
    Increase (decrease) in short-term obligations   . . . . . . . . . . . .             134                (1)
                                                                                    -------          ---------
                 Net Cash Provided by Financing Activities  . . . . . . . .            (141)             (194)
                                                                                    -------          --------
NET CASH FLOWS
    Increase (Decrease) in cash and cash equivalents  . . . . . . . . . . .         $  (199)         $   (398)
                                                                                    =======          ========
CASH AND CASH EQUIVALENTS
    Balance at beginning of period  . . . . . . . . . . . . . . . . . . . .         $   617          $  1,296
    Increase (decrease) in cash and cash equivalents  . . . . . . . . . . .            (199)             (398)
                                                                                    -------          --------
                 Balance at end of period . . . . . . . . . . . . . . . . .         $   418          $    898
                                                                                    =======          ========

                          ____________________________


                         OPERATING SEGMENTS INFORMATION
                              Millions of Dollars

                                                                                          FIRST QUARTER
                                                                                   -------------------------
                                                                                     1995              1994
                                                                                   --------          --------
SEGMENT NET INCOME
    Oil and Gas Exploration and Production  . . . . . . . . . . . . . . . .        $    167          $     71
    Oil Products  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              14                93
    Chemical Products   . . . . . . . . . . . . . . . . . . . . . . . . . .             214                67
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --               (14)
Corporate Items   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (55)              (38)
                                                                                   --------          --------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    340          $    179
                                                                                   ========          ========





                       SHELL OIL COMPANY AND SUBSIDIARIES

                     NOTES TO INTERIM FINANCIAL STATEMENTS

A.  INTERIM FINANCIAL STATEMENT MATTERS

         The unaudited financial statements and summarized notes of Shell Oil Company (the Company) and its consolidated subsidiaries (Shell Oil) included in this report do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. The financial information presented in the financial statements included in this report reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Any such adjustments are of a normal recurring nature, except as may otherwise be described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The results for the first quarter of 1995 should not be construed as necessarily indicative of future financial results.


B.  SUMMARIZED FINANCIAL INFORMATION - SHELL PIPE LINE CORPORATION

         The following summarized financial information for Shell Pipe Line Corporation, a wholly owned subsidiary of Shell Oil Company, is presented here for the information of holders of Shell Pipe Line Corporation's 7 1/2% Guaranteed Sinking Fund Debentures due 1999, which are fully guaranteed by Shell Oil Company.

                                                                                March 31           December 31
                                                                             --------------        -----------
         Millions of dollars                                                     1995                 1994
                                                                             --------------        -----------
         Current assets . . . . . . . . . . . . . . . . . . . . . . . .          $ 187                $161
         Noncurrent assets  . . . . . . . . . . . . . . . . . . . . . .            362                 356
         Current Liabilities  . . . . . . . . . . . . . . . . . . . . .             63                  61
         Noncurrent Liabilities . . . . . . . . . . . . . . . . . . . .             70                  70

                                                                                        First Quarter
                                                                                 ---------------------------
         Millions of dollars                                                       1995               1994
                                                                                 -------             -------
         Revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   75               $  63
         Operating income . . . . . . . . . . . . . . . . . . . . . . .             39                  29
         Net income . . . . . . . . . . . . . . . . . . . . . . . . . .             30                  22


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

         Shell Oil has received allegations or claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar state statutes that it is involved at 213 sites, including the Rocky Mountain Arsenal (RMA) and the McColl site as discussed below. As of March 31, 1995, discussions or activities were ongoing concerning 119 of these sites, in some cases in the early stages. During 1994, expenses recorded (including reserves) under CERCLA and such state statutes relating to the 213 sites were approximately $135 million; additional 1995 expenses as of March 31, 1995 were approximately $3 million. Shell Oil also has certain obligations under the Resource

Conservation and Recovery Act (RCRA) and similar state laws regarding corrective action at manufacturing locations and provides assurances regarding its financial ability to meet certain closure and post-closure obligations that will arise in the future at such locations under such laws.

         The United States and the Company have entered into a consent decree to settle environmental claims at the RMA where the Company engaged in chemical manufacturing operations from 1952 to 1982. Pursuant to such consent decree, the Company will pay 50 percent of amounts expended for remedial costs and natural resource damages up to $500 million; 35 percent of expenditures between $500 million and $700 million; and 20 percent of expenditures in excess of $700 million. Based on its proposed remediation alternative, the Company has accrued $500 million for its share of related costs including the provision of $215 million in 1993 and $105 million in 1992. Other remediation alternatives, some of which could significantly increase the Company's cost at the RMA, have been proposed by the State of Colorado and the EPA; the Company does not believe such alternatives to be cost effective or necessary to prevent risk to the environment. A final remediation plan is not expected until at least year-end 1995 and possibly 1996. The Company's share of expenditures through March 31, 1995 was approximately $247 million.

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

         Since 1984 the Company has been named as a defendant in numerous product liability cases, including class actions, involving the failure of plumbing systems in the U.S. constructed with polybutylene plastic pipe. The plaintiffs in the litigation claim actual and punitive damages arising primarily from leaking residential plumbing systems. The Company manufactured the resin used to make the pipe in these systems. Two other substantial manufacturers made the resins for the polyacetal insert fittings used in the residential plumbing systems and are also defendants in these cases, as are the fabricators and installers of the systems. The Company's position and most of the judgments to date have confirmed that most of the leaks have occurred in residential plumbing systems due to failure of the polyacetal insert fitting system, which is no longer used. Almost all the current claims outside of litigation are handled through a corporation owned by the Company and the manufacturers of the resins for the polyacetyl fittings. This corporation makes arrangements for the repair of leaking polybutylene pipe systems, the costs of which are allocated on a variable basis depending generally on the manufacturers of the component parts and the resins. The proposed settlement in the nationwide class action in Texas state court did not receive preliminary approval by the court. Class actions have since been filed in eleven states, bringing the total of such actions to fourteen, and two proposed nationwide class actions have been filed, one in state court in Alabama and another in federal court in Texas.

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


                            ________________________



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          Shell Oil Company reported net income of $340 million in the first quarter of 1995, an increase of $161 million, or 90 percent, over the $179 million in the same 1994 period. Adjusted net income, which excludes special items, was $303 million for the first quarter of 1995, an increase of $84 million, or 38 percent.

         These results made the first quarter one of the Company's best first quarters in the past 10 years, and were achieved in the face of depressed margins in oil products and lower natural gas prices.

         The first quarter of 1995 reflected growth in several key areas as total revenues increased to $5.7 billion, up 18 percent over the first quarter of 1994. Natural gas production rose 12 percent, crude oil production increased 5 percent and light products sales were up almost 4 percent. Overall, earnings improved in chemical products, which benefited from increased demand and better economic conditions. Oil and gas exploration and production earnings also improved as a result of higher crude oil prices. However, oil products results were significantly lower than in 1994, reflecting unfavorable margins which have impacted this business over the last two quarters.

         Special items benefited net income $37 million in the first quarter of 1995, while decreasing net income in the 1994 quarter some $40 million. In the 1995 quarter, special items consisted primarily of a gain from the sale of an oil and gas producing property and compensation received related to international oil and gas assets which were previously expropriated.

OIL AND GAS EXPLORATION AND PRODUCTION

Income Highlights                                                                  FIRST QUARTER
- -----------------                                                           -------------------------
                                                                              1995             1994
                                                                            --------         --------
                                                                              (millions of dollars)
    Income from Ongoing Operations  . . . . . . . . . . . . . . . . . . . .  $    167         $     71
    Other charges*  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -                -
                                                                             --------         --------
         Segment Net Income . . . . . . . . . . . . . . . . . . . . . . . .       167               71
    Special Items (includes "Other charges")  . . . . . . . . . . . . . . .        40              (16)
                                                                             --------         --------
    Adjusted Net Income   . . . . . . . . . . . . . . . . . . . . . . . . .       127               87

____________________
* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Oil and gas exploration and production segment net income totaled $167 million for the first quarter 1995, an increase of $96 million over the 1994 quarter. Adjusted net income, which excludes special items, was $127 million for the 1995 quarter, up $40 million; as previously discussed, special items included a property sale and compensation related to expropriated assets.

         In the first quarter of 1995, benefits from increased crude oil and natural gas production and higher crude oil prices more than offset the effects of lower natural gas prices. Domestic crude oil and natural gas production increased as higher production in the deep-water Gulf of Mexico more than offset natural declines. International crude oil production increased slightly over the 1994 period. Despite the increased costs associated with this increased production, unit producing costs continued their downward trend in 1995.


OIL PRODUCTS

Income Highlights                                                                  FIRST QUARTER
- -----------------                                                           --------------------------
                                                                              1995              1994
                                                                            --------          --------
                                                                                (millions of dollars)
    Income from Ongoing Operations  . . . . . . . . . . . . . . . . . . . .  $     14         $    107
    Other charges*  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -              (14)
                                                                             --------         --------
         Segment Net Income . . . . . . . . . . . . . . . . . . . . . . . .        14               93
    Special Items (includes "Other charges")  . . . . . . . . . . . . . . .         -              (17)
                                                                             --------         --------
    Adjusted Net Income   . . . . . . . . . . . . . . . . . . . . . . . . .        14              110

_____________________
* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Oil products segment net income was $14 million in the first quarter of 1995, a decrease of $79 million from 1994 despite the increases in light refined product volumes sold. While selling prices for refined products increased in 1995 they were more than offset by increased costs for raw materials. In addition to the lower contribution margin, operating costs increased slightly, reflecting a higher level of scheduled refinery maintenance.

CHEMICAL PRODUCTS

Income Highlights                                                                   FIRST QUARTER
- -----------------                                                            --------------------------
                                                                              1995              1994
                                                                             --------          --------
                                                                               (millions of dollars)
    Income from Ongoing Operations  . . . . . . . . . . . . . . . . . . . .   $   217          $     69
    Other charges*  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3)               (2)
                                                                              --------         --------
         Segment Net Income . . . . . . . . . . . . . . . . . . . . . . . .       214                67
    Special Items (includes "Other charges")  . . . . . . . . . . . . . . .        (3)               (2)
                                                                              --------         --------
    Adjusted Net Income   . . . . . . . . . . . . . . . . . . . . . . . . .       217                69

_____________________
* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Chemical products segment net income was $214 million in the first quarter of 1995, an increase of $147 million over the respective 1994 period. Income in the 1995 period was significantly higher due to improved margins across most product lines. Increases were most significant in the Company's commodity chemicals businesses, reflecting strong business demand.

OTHER

         Net income for the other operating segment was nil in the first quarter of 1995, compared with a net loss of $14 million in the first quarter of 1994.

CORPORATE ITEMS

         Corporate charges totaled $55 million in the first quarter of 1995 higher by $17 million over 1994.

FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

         Cash flow provided by operating activities total $516 million for the first quarter of 1995, compared with $353 million last year, an increase of $163 million. The increase was due to higher earnings in 1995. The major uses of cash generated from operating activities coupled with an increase in debt of $209 million, and a draw on cash balances of $199 million in the first quarter of 1995, were for capital expenditures of $642 million, and a dividend payment of $350 million.

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

                          ___________________________

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         As previously reported in the Company's 1994 Annual Report on Form 10-K (10-K), since 1984 the Company has been named as a defendant, along with other co-defendants, in numerous product liability cases, including class actions, involving the failure of plumbing systems in the United States constructed with polybutylene plastic pipe. As previously reported, the plaintiffs and defendants in a proposed nationwide class action pending in a Texas state court, Beeman v. Shell Oil Company et al., had announced an overall settlement, which settlement was opposed by certain plaintiffs' counsel in other polybutylene cases. On February 16, 1995, the judge in Beeman denied preliminary approval of the proposed nationwide class settlement. Thereafter, a proposed nationwide class action was filed in Alabama state court and class actions have been filed in state courts in Oregon, Colorado, Louisiana, Missouri, Illinois, Iowa, Pennsylvania, Maryland, South Carolina, Georgia and Florida in addition to those already pending in California, Nevada and Arizona. The plaintiffs' counsel who were involved in the Beeman state court action have also filed a new nationwide class action in the U.S. District Court in Galveston, Texas. This newly filed federal action is also styled Beeman.

         As previously reported in the 10-K, Union Carbide Corporation (UCC) has sued the Company, along with its parent companies and certain other affiliated companies, in the United States District Court for the Southern District of New York in connection with the formation of Montell Polyolefins (Montell), which was formed on March 31, 1995. On February 22, 1995, UCC withdrew its motion for a preliminary injunction to delay the formation of Montell. Discovery continues in the remaining litigation where, among other things, UCC is seeking permanent injunctive relief and remedies for breach of contract by the Company. In a separate matter and pursuant to the agreement reached with the Federal Trade Commission related to the formation of Montell, during the first quarter the Company formed a new subsidiary and transferred its polypropylene-related assets to that subsidiary.

         As previously reported in the 10-K, in April 1994 the Company received a Report of Violation from the California Air Resources Board (CARB) alleging violation of regulations regarding gasoline additization. As anticipated, in March 1995 Shell settled this matter by paying $1 million to Phillips Petroleum which in turn will provide CARB with specially blended fuel valued at $1 million for testing purposes.

         As previously reported in the 10-K, on October 5, 1992, the California Public Interest Research Group and two of its individual members filed a citizens' suit under the Clean Water Act against the Company in the United States District court for the Northern District of California, alleging violations by the Company's Martinez, California Manufacturing Complex of its National Pollutant Discharge Elimination System permit by numerous exceedances of certain effluent discharge limits. A similar suit was filed on February 8, 1993 by the Pacific Coast Federation of Fisherman's Association. The suits, which were consolidated, sought among other things civil penalties. The previously reported settlement reached between the plaintiffs and the Company in these actions was incorporated into a consent decree and entered by the court on March 30, 1995.

         As previously reported in the 10-K, the Office of the Attorney General of the State of Illinois filed a civil enforcement complaint against the Wood River Manufacturing Complex alleging violation of various state environmental statutes and regulations with regard to certain incidents and conditions occurring at the Complex in 1990-1993. The Company and the Attorney General had previously agreed to settle these allegations with the Company's payment of $118,000. This settlement was incorporated into a consent decree, which was entered by the court on March 16, 1995.

         As reported in the 10-K, during September 1994, two individuals filed separate suits against the Company in the United States District Court for the Northern District of California seeking, among other remedies, civil penalties under the Endangered Species Act due to the Martinez Manufacturing Complex's discharge of excessive amounts of selenium into San Francisco Bay. During the first quarter, one of the plaintiffs has agreed to withdraw his suit.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               27. Financial Data Schedule.

         (b)   Reports on Form 8-K.

               None



                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SHELL OIL COMPANY



                                        By    N. J. CARUSO
                                          ------------------------------
                                          N. J. Caruso, Controller
                                            (Principal Accounting and
                                             Duly Authorized Officer)


Date:  May 8, 1995

                               INDEX TO EXHIBITS


Exhibit                                                                                            Page
Number         Description                                                                        Number
- ------         -----------                                                                        ------
    27         Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . .
