Form 10-Q
period 1995-06-30
SHELL OIL CO
filed 1995-07-27
CIK 89629

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR
[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [ X ]  No  [   ]

The number of shares of Common Stock, $10.00 par value, outstanding as of June 30, 1995 - 1,000 shares.

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

                         PART I. FINANCIAL INFORMATION

                       SHELL OIL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                              Millions of Dollars


                                                               SECOND QUARTER                  SIX MONTHS
                                                              -----------------            -----------------
                                                            1995            1994          1995           1994
                                                           -------         ------       --------       -------
REVENUES
   Sales and other operating revenue  . . . . . . .       $  7,122        $ 6,129       $ 13,429      $ 11,643
   Less:  Consumer excise and sales taxes   . . . .            833            819          1,592         1,561
                                                          --------        -------       --------      --------
                                                             6,289          5,310         11,837        10,082
   Equity earnings, interest and other income   . .            104           (184)           214          (142)
                                                          --------        -------       --------      --------
          TOTAL . . . . . . . . . . . . . . . . . .          6,393          5,126         12,051         9,940
                                                          --------        -------       --------      --------

COSTS AND EXPENSES
   Purchases and operating expenses   . . . . . . .          4,728          4,108          8,937         7,740
   Selling, general and administrative expenses   .            277            477            483           698
   Exploration, including exploratory dry holes   .             68            171            112           207
   Research expenses  . . . . . . . . . . . . . . .             28             31             57            59
   Depreciation, depletion, amortization and
      retirements   . . . . . . . . . . . . . . . .            502            778            944         1,216
   Interest and discount amortization   . . . . . .             53             35            104            75
   Operating taxes  . . . . . . . . . . . . . . . .            124            122            252           248
                                                          --------        -------       --------      --------
          TOTAL . . . . . . . . . . . . . . . . . .          5,780          5,722         10,889        10,243
                                                          --------        -------       --------      --------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . .       $    613        $  (596)      $  1,162      $   (303)
   Federal and other income taxes   . . . . . . . .            228           (402)           437          (287)
                                                          --------        -------       --------      --------

NET INCOME(LOSS)  . . . . . . . . . . . . . . . . .       $    385        $  (194)      $    725      $    (16)
                                                          ========        =======       ========      ========

                       SHELL OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              Millions of Dollars


                                                                                JUNE 30          DECEMBER 31
                                                                              -----------        -----------
                                                                                 1995               1994
                                                                              -----------        -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . .      $      729          $     617
  Receivables and prepayments, less allowance for
     doubtful accounts  . . . . . . . . . . . . . . . . . . . . . . . .           2,921              2,974
  Inventories of oils and chemicals   . . . . . . . . . . . . . . . . .             650                564
  Inventories of materials and supplies   . . . . . . . . . . . . . . .             241                229
                                                                             ----------          ---------
            TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . .           4,541              4,384
INVESTMENTS, LONG-TERM RECEIVABLES AND
  DEFERRED CHARGES  . . . . . . . . . . . . . . . . . . . . . . . . . .           2,953              2,911
PROPERTY, PLANT AND EQUIPMENT AT COST, LESS
  ACCUMULATED DEPRECIATION, DEPLETION AND
  AMORTIZATION OF $19,528 AT JUNE 30, 1995
  AND $18,826 AT DECEMBER 31, 1994  . . . . . . . . . . . . . . . . . .          19,478             19,084
                                                                             ----------          ---------
            TOTAL   . . . . . . . . . . . . . . . . . . . . . . . . . .      $   26,972          $  26,379
                                                                             ==========          =========


LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Accounts payable - trade  . . . . . . . . . . . . . . . . . . . . . .      $    1,683          $   1,953
  Other payables and accruals   . . . . . . . . . . . . . . . . . . . .           1,021              1,058
  Income, operating and consumer taxes  . . . . . . . . . . . . . . . .             553                700
  Short-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . .           2,502              1,449
                                                                             ----------          ---------
          TOTAL CURRENT LIABILITIES   . . . . . . . . . . . . . . . . .           5,759              5,160
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,304              1,546
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . .           3,185              3,137
LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .           2,966              2,803
SHAREHOLDER'S EQUITY
  Common stock - 1,000 shares of $10 per share
      par value   . . . . . . . . . . . . . . . . . . . . . . . . . . .              --                 --
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . .           2,206              2,206
  Earnings reinvested   . . . . . . . . . . . . . . . . . . . . . . . .          11,552             11,527
                                                                             ----------          ---------
          TOTAL SHAREHOLDER'S EQUITY  . . . . . . . . . . . . . . . . .          13,758             13,733
                                                                             ----------          ---------
          TOTAL   . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   26,972          $  26,379
                                                                             ==========          =========


                       SHELL OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               Millions of Dollars

                                                                                            SIX MONTHS
                                                                                     -------------------------
                                                                                      1995               1994
                                                                                     -------            ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    725           $    (16)
  Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation, depletion, amortization and retirements  . . . . . . . . .            944              1,216
          Dividends in excess of (less than) equity income  . . . . . . . . .            (67)                 5
          (Increases) decreases in working capital:
             Receivables and prepayments  . . . . . . . . . . . . . . . . . .             53                (16)
             Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .            (98)               (41)
             Current payables and accruals  . . . . . . . . . . . . . . . . .           (454)              (394)
          Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . .             48               (318)
          Other noncurrent items  . . . . . . . . . . . . . . . . . . . . . .            (40)               494
                                                                                    --------           --------
             Net Cash Provided by Operating Activities  . . . . . . . . . . .          1,111                930
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,407)              (940)
  Proceeds from property sales and salvage  . . . . . . . . . . . . . . . . .             47                  6
  Other investments and advances  . . . . . . . . . . . . . . . . . . . . . .             53                 92
                                                                                    --------           --------
             Net Cash Used for Investing Activities . . . . . . . . . . . . .         (1,307)              (842)
                                                                                    --------           --------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt  . . . . . . . . . . . . . . . . .             97                 36
  Principal payments on long-term debt  . . . . . . . . . . . . . . . . . . .            (32)               (51)
  Proceeds from sales of redeemable securities of subsidiaries  . . . . . . .            192                 --
  Dividends   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (700)              (200)
  Increase (decrease) in short-term obligations   . . . . . . . . . . . . . .            751                 50
                                                                                    --------           --------
             Net Cash Provided by Financing Activities  . . . . . . . . . . .            308               (165)
                                                                                    --------           --------
NET CASH FLOWS
  Increase (Decrease) in Cash and cash equivalents  . . . . . . . . . . . . .       $    112           $   ( 77)
                                                                                    ========           ========
CASH AND CASH EQUIVALENTS
  Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . .       $    617           $  1,296
  Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . .            112                (77)
                                                                                    --------           --------
             Balance at end of period . . . . . . . . . . . . . . . . . . . .       $    729           $  1,219
                                                                                    ========           ========

                       _________________________________


                         OPERATING SEGMENTS INFORMATION
                              Millions of Dollars

                                                             SECOND QUARTER                    SIX MONTHS
                                                            -----------------              -----------------
                                                           1995            1994           1995           1994
                                                         -------         ------         -------         ------
SEGMENT NET INCOME (LOSS)
   Oil and Gas Exploration and Production   . . . .     $    144       $     44        $    311        $   115
   Oil Products   . . . . . . . . . . . . . . . . .          106             93             119            187
   Chemical Products  . . . . . . . . . . . . . . .          181           (148)            395            (82)
   Other  . . . . . . . . . . . . . . . . . . . . .           (5)          (151)             (4)          (165)
Corporate Items . . . . . . . . . . . . . . . . . .          (41)           (32)            (96)           (71)
                                                        --------       --------        --------        -------

NET INCOME (LOSS) . . . . . . . . . . . . . . . . .     $    385       $   (194)       $    725        $   (16)
                                                        ========       ========        ========        =======


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

         The results for the second quarter and first six months of 1995 should not be construed as necessarily indicative of future financial results.

B.  SUMMARIZED FINANCIAL INFORMATION - SHELL PIPE LINE CORPORATION

         The following summarized financial information for Shell Pipe Line Corporation, a wholly owned subsidiary of Shell Oil Company, is presented here for the information of holders of Shell Pipe Line Corporation's 7 1/2% Guaranteed Sinking Fund Debentures due 1999, which are fully guaranteed by Shell Oil Company.

                                                                                June 30            December 31
                                                                              -----------          -----------
         Millions of dollars                                                     1995                 1994
                                                                              -----------          -----------
         Current assets . . . . . . . . . . . . . . . . . . . . . . . .          $ 163               $ 161
         Noncurrent assets  . . . . . . . . . . . . . . . . . . . . . .            422                 356
         Current Liabilities  . . . . . . . . . . . . . . . . . . . . .             65                  61
         Noncurrent Liabilities . . . . . . . . . . . . . . . . . . . .             70                  70

                                                                  Second Quarter                Six Months
                                                                -----------------           -------------------
         Millions of dollars                                    1995         1994           1995           1994
                                                                ----         ----           ----           ----
         Revenues . . . . . . . . . . . . . . . . . . .        $  80        $  68         $  155           $131
         Operating income . . . . . . . . . . . . . . .           43           29             82             58
         Net income . . . . . . . . . . . . . . . . . .           33           24             63             46

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

         Shell Oil has received allegations or claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar state statutes that it is involved at 216 sites, including the Rocky Mountain Arsenal (RMA) and the McColl site as discussed below. As of June 30, 1995, discussions or activities were ongoing concerning 107 of these sites, in some cases in the early stages. During 1994, expenses recorded (including reserves) under CERCLA and such state statutes were approximately $135 million; 1995 expenses as of June 30, 1995 were approximately $5 million. Shell Oil also has certain obligations under the Resource Conservation and Recovery Act (RCRA) and similar state laws regarding corrective action at manufacturing locations and provides assurances regarding its financial ability to meet certain closure and post-closure obligations that will arise in the future at such locations under such laws.

         The United States and the Company have entered into a consent decree to settle environmental claims at the RMA where the Company engaged in chemical manufacturing operations from 1952 to 1982. Pursuant to such consent decree, the Company will pay 50 percent of amounts expended for remedial costs and natural resource damages up to $500 million; 35 percent of expenditures between $500 million and $700 million; and 20 percent of expenditures in excess of $700 million. On June 13, 1995 the United States, the State of Colorado, and the Company reached agreement on a Conceptual Remedy for the cleanup of the RMA. The Conceptual Remedy is subject to public review and comment and other formal proceedings under CERCLA before it can be established in the official Record of Decision (ROD) as the remediation plan. It is anticipated that the ROD for the RMA will be published in late 1995 or early 1996. The Conceptual Remedy is estimated to cost approximately $2 billion (including sums already incurred by the U.S. Army and the Company). The Company has accrued $500 million for its share of related costs. The Company's share of expenditures through June 30, 1995 was approximately $255 million. The Company believes that its existing accruals will be adequate to cover its anticipated costs under the Conceptual Remedy.

         In 1983 the Company was named as one of several potentially responsible parties for the costs of cleanup of the McColl site which was used for the disposal of refining waste from 1942 to 1946. The Environmental Protection Agency (EPA) and the State of California sued the Company and others in February 1991. In April 1991 the Company and others filed a counterclaim for contribution naming the United States Department of Defense and others, since the waste disposal at the McColl site arose primarily from the production of fuel for the United States military during World War II. The court ruled the Company and other defendants liable for the costs of remediation but has yet to rule on the counterclaim for contribution. In July of 1995, the EPA indicated that it had selected RCRA equivalent closure as the remedy for the cleanup at McColl. The Company is working with other PRP's at the site and the EPA to finalize the necessary plans to conclude the cleanup of the site. The Company believes that it has fully accrued for its obligations in connection with this site.

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

         The Company is a party to litigation regarding Nemagon(R), an agricultural chemical containing DBCP manufactured and sold by it from 1955 to 1978. In California, the claims involve alleged contamination of water wells based on revisions to governmental standards. The claims in the litigation seek the cost of cleanup and future monitoring of such water wells. The Company is a co-defendant in these cases with other substantial manufacturers and suppliers of the same chemical. During the second quarter, the majority of these cases were settled. While some cases and liabilities remain to be resolved, the Company believes it unlikely that this water well litigation will have a material adverse effect on its financial results. Cases have been filed against the Company, other substantial manufacturers and suppliers of DBCP and various banana growers alleging that the plaintiffs suffer fertility problems arising from exposure to DBCP while working on banana plantations outside the United States. The Company is contesting whether any injury has in fact been incurred by plaintiffs, whether DBCP was in fact the cause of any such injury as may exist, and in any case if the Company was a supplier or otherwise has liability in connection with any such injury.

Since 1984 the Company has been named as a defendant in numerous product liability cases, including class actions, involving the failure of plumbing systems in the U.S. constructed with polybutylene plastic pipe. The plaintiffs in the litigation claim actual and punitive damages arising primarily from leaking residential plumbing systems. The Company manufactured the resin used to make the pipe in these systems. Two other substantial manufacturers made the resins for the polyacetal insert fittings used in the residential plumbing systems and are also defendants in these cases. The Company's position and most of the judgments to date have confirmed that most of the leaks have occurred in residential plumbing systems due to failure of the polyacetal insert fitting system, which is no longer used. In addition to the numerous cases which have been filed on behalf of individual claimants, statewide or partial statewide class actions have been filed in 18 states, and four proposed nationwide class actions have been filed, three in state court and another in federal court. There are numerous issues to be resolved in connection with jurisdiction, pre-existing litigation and conflicts among the various courts. The Company will continue to defend vigorously in these matters but it cannot currently predict when or how these claims will be resolved. Almost all the current claims outside of litigation are handled through a corporation owned by the Company and the manufacturers of the resins for the polyacetyl fittings. This corporation makes arrangements for the repair of leaking polybutylene pipe systems, the costs of which are allocated on a variable basis depending generally on the manufacturers of the component parts and the resins.

The Company is litigating insurance coverage at the RMA through 1969 and for the McColl site and other environmental claims. A declaratory judgment action has also been filed to resolve insurance coverage for polybutylene through mid-1985 and coverage for Nemagon(R) and other toxic tort claims.

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

                            _______________________



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company reported net income of $385 million for the second quarter of 1995, an increase of $579 million over the comparable 1994 period, when special items reduced net income by $451 million. Only once in the past decade has the Company reported higher second quarter net income.

Adjusted net income, which excludes special items, was $387 million for the second quarter of 1995, an increase of $130 million or 51 percent.

         In comparison to the 1994 quarter, revenues increased almost 25 percent, production of domestic crude oil and natural gas increased 9 percent and 13 percent respectively, and sales of light refined products were up 6 percent. Additionally, chemical products net income increased significantly, reflecting favorable economic conditions, and crude oil prices were higher and margins improved for refined products.

         Net income in the first half of 1995 reached $725 million. Compared to net income reported for the comparable six month periods, this represented an increase of $741 million over 1994, and the second- best performance in the past decade. Excluding special items in the 1994 and 1995 periods, adjusted net income for the first half of 1995 totaled $690 million, an increase of $215 million or 45 percent over 1994. Improvements resulted primarily from sharply higher net income in chemical products and higher production of crude oil and natural gas. Partially offsetting these improvements for the six month period were unfavorable margins for refined products and depressed natural gas prices.

         Special items in the 1995 periods reduced net income $2 million for the quarter, but benefited net income $35 million for the first half. In comparison, special items reduced 1994 net income by $451 million for the quarter and $491 million in the first half.



OIL AND GAS EXPLORATION AND PRODUCTION

Income Highlights                                             Second Quarter                   Six Months
- -----------------                                           -------------------            --------------------
(millions of dollars)                                       1995           1994            1995            1994
                                                            ----           ----            ----            ----
  Income from Ongoing Operations  . . . . . . . . .      $   144       $     44        $    311        $    115
  Other Charges*  . . . . . . . . . . . . . . . . .           --             --              --             --
                                                         -------       --------        --------        -------
    Segment Net Income  . . . . . . . . . . . . . .          144             44             311            115
  Special Items (includes "Other Charges")  . . . .           (3)           (66)             37            (82)
                                                         -------       --------        --------        -------
  Adjusted Net Income   . . . . . . . . . . . . . .          147            110             274            197

- -----------
*Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Oil and gas exploration and production segment net income in the second quarter of 1995 was $144 million, an increase of $100 million over 1994. For the first half of 1995, net income was $311 million, up $196 million. Adjusted net income, which excludes special items, increased $37 million in the 1995 quarter versus 1994, and $77 million in the first-half comparison.

         Increased production of crude oil and natural gas and higher average crude oil prices were the primary factors in the income improvements in both 1995 periods. However, average natural gas prices declined by 16 percent in the quarter and 23 percent in the first six months. Average domestic production of crude oil increased in the 1995 quarter and six months over the comparable 1994 periods, as higher production in the deep-water Gulf of Mexico more than offset natural declines elsewhere. Natural gas production also increased 13 percent in both 1995 periods, reaching the highest level in the past eight years.

OIL PRODUCTS

Income Highlights                                              Second Quarter                   Six Months
- -----------------                                           -------------------            --------------------
(millions of dollars)                                       1995           1994            1995            1994
                                                            ----           ----            ----            ----
  Income from Ongoing Operations  . . . . . . . . .      $   107       $     94        $    120        $   202
  Other Charges*  . . . . . . . . . . . . . . . . .           (1)            (1)             (1)           (15)
                                                         -------       --------        --------        -------
    Segment Net Income  . . . . . . . . . . . . . .          106             93             119            187
  Special Items (includes "Other Charges")  . . . .           (4)             2              (4)           (15)
                                                         -------       --------        --------        -------
  Adjusted Net Income   . . . . . . . . . . . . . .          110             91             123            202

- -----------
*Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Oil products segment net income was $106 million in the second quarter of 1995, an increase of $13 million over 1994. In the first six months of 1995, net income totaled $119 million, down $68 million from 1994. Adjusted net income, which excludes special items, was $110 million and $123 million for the 1995 quarter and six month period, respectively, reflecting an increase of $19 million and a decrease of $79 million over the comparable 1994 periods.

         In the quarter comparison, improved refined product margins and lower operating costs were the key factors contributing to the higher 1995 income levels. For the first six months of 1995, however, income was impaired from lower average margins than in the comparable 1994 period as raw material costs increased more than selling prices. Refined product sales volumes in the second quarter and the first six months of 1995 were slightly higher than in 1994, with automotive gasoline sales volumes 8 percent higher in both periods.

CHEMICAL PRODUCTS

Income Highlights                                              Second Quarter                   Six Months
- -----------------                                           -------------------            --------------------
(millions of dollars)                                       1995           1994            1995            1994
                                                            ----           ----            ----            ----
  Income from Ongoing Operations  . . . . . . . . .      $   183       $   (139)       $    400        $    (71)
  Other Charges*  . . . . . . . . . . . . . . . . .           (2)            (9)             (5)            (11)
                                                         -------       --------        --------        --------
    Segment Net Income  . . . . . . . . . . . . . .          181           (148)            395             (82)
  Special Items (includes "Other Charges")  . . . .            5           (233)              2            (235)
                                                         -------       --------        --------        --------
  Adjusted Net Income   . . . . . . . . . . . . . .          176             85             393             153

- -----------
*Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Chemical products segment net income in the second quarter of 1995 was $181 million, an increase of $329 million over the comparable 1994 quarter. For the first six months of 1995, chemical products net income totaled $395 million, an increase of $477 million. Excluding special items in the comparable periods, adjusted net income for the 1995 quarter was $176 million, up $91 million, and $393 million for the first six months, up $240 million.

    In the net income comparison, both 1994 periods were impaired by significant special items totaling $233 million for the quarter and $235 million for the six months. Adjusted net income, which excludes special items, increased in the 1995 periods over comparable 1994 periods due to improved margins across most product lines, reflecting strong business demand.

OTHER

        The other segment incurred net losses of $5 million in the second quarter of 1995 and $4 million in the first half of 1995, compared to losses of $151 million and $165 million in the respective 1994 periods. A special item in 1994, reflecting the write-down of a coal investment, was the major factor in the higher 1994 charges.

CORPORATE ITEMS
         Charges totaling $41 million in the second quarter of 1995 were $9 million higher than the same 1994 quarter. For the first six months of 1995, charges totaled $96 million, up $25 million compared to 1994. Higher interest expense in both 1995 periods was the primary factor contributing to these higher charges.


FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

         Cash flow provided by operating activities totaled $1,111 million for the first six months of 1995, compared with $930 million in the comparable period last year, an increase of $181 million. The period to period increase was attributable to higher earnings. Cash generated from operating activities, coupled with an increase in debt of $1,008 million in the first six months of 1995, was used primarily for capital expenditures of $1,407 million and dividend payments of $700 million.

OTHER MATTERS

NEW NATURAL GAS MARKETING COMPANY

         The Company and Tejas Gas Corporation jointly announced in July of 1995 an agreement to form a new independently managed company bringing together the natural gas marketing activities of Shell Oil and Tejas Gas.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." This standard is effective for financial statements for fiscal years beginning after December 15, 1995, and will require that asset carrying values be reviewed whenever events or changes in circumstances indicate that such values may not be recoverable. Should an asset be determined to be impaired, the standard requires that a charge against income be recognized to reduce such asset's carrying value to fair value, and that such charges be disclosed in the financial statements. The Company has not yet completed its evaluation of the impact of the adoption of the provisions of SFAS No. 121.

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

                           _________________________

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         As previously reported in the Company's Annual Report on Form 10-K for 1994 (the 10-K), in December 1983, the United States filed a civil action in the United States District Court for the District of Colorado against the Company alleging environmental damage and other liabilities based primarily upon the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and upon alleged breaches of lease obligations and other common law claims resulting from the Company's operations from 1952 to 1982 at the United States Army's Rocky Mountain Arsenal (RMA) near Denver, Colorado. The State of Colorado contemporaneously filed in the same court an action under CERCLA against the United States, the United States Army and the Company alleging in part that, under CERCLA, the State is trustee of the natural resources in question. On June 13, 1995 the United States, the State of Colorado, and the Company reached agreement on a Conceptual Remedy for the cleanup of the RMA. The Conceptual Remedy is subject to public review and comment and other formal proceedings under CERCLA before it can be established in the official Record of Decision (ROD) as the remediation plan. It is anticipated that the ROD for the RMA will be published in late 1995 or early 1996. The Conceptual Remedy is estimated to cost approximately $2 billion (including sums already incurred by the U.S. Army and the Company). The Company believes that its existing accruals in connection with this matter will be adequate to cover its anticipated costs under the Conceptual Remedy.

         As previously reported in the 10-K and the Company's 10-Q for the quarter ending March 31, 1995, since 1984 the Company has been named as a defendant, along with other co-defendants, in numerous product liability cases, including class actions, involving the failure of plumbing systems in the United States constructed with polybutylene pipe. During the second quarter additional class action suits were filed, bringing the total number of purported nationwide, statewide or partial-statewide class action suits to thirty. During the second quarter, a settlement was certified against one defendant in a nationwide class action suit pending in state court in Green County, Alabama; a nationwide class action was certified in a Tennessee state court; a nationwide class action suit was filed in state court in Charleston, South Carolina; and the nationwide class action filed in U.S. District Court in Galveston, Texas during the first quarter was transferred to the federal court in Houston, Texas. Statewide or partial-statewide class actions are now pending in state court in each of Nevada, Louisiana, Missouri, Illinois, South Carolina, Florida, Oregon, Colorado, Iowa, Pennsylvania, Maryland, Georgia, Michigan, New Jersey, Ohio, Wisconsin, California and Arizona. During the second quarter, the Company settled countywide class action litigation in San Diego, California. There are numerous issues to be resolved in connection with jurisdiction, pre-existing litigation and conflicts among the various courts. The Company will continue to defend vigorously in these matters but it cannot currently predict when or how these claims will be resolved.

         As previously reported in the 10-K, the Company is a party to litigation in California and in Texas regarding Nemagon(R), an agricultural chemical containing DBCP manufactured and sold by the Company from 1955 to 1978. In California, decreases in the maximum contamination level for DBCP have resulted in residual traces of DBCP present in the groundwater in the area of certain wells exceeding certain state and federal maximum contamination levels. The claims in the litigation seek the cost of cleanup and future monitoring of such water wells. The Company is a co- defendant in these cases with other substantial manufacturers and suppliers of the same chemical.
During the second quarter, 13 of these cases settled prior to trial and the largest of these cases, the City of Fresno v. Shell

Oil Company, was resolved during the course of the trial of that case. The settlements require certain payments in cash and, in the case of the City of Fresno, the acceptance by the defendants of certain defined contingencies for a period of up to forty years. While seven municipal water pollution suits remain to be resolved, the Company believes it unlikely that this water well litigation will have a material adverse effect on its financial results.

         As previously reported in the 10-K, in 1983 the Company was named as one of several potentially responsible parties for the costs of cleanup of the McColl site which was used for the disposal of refined waste from 1942 to 1946. The Environmental Protection Agency (EPA) and the State of California sued the Company and others in February 1991. In July of 1995, the EPA indicated that it had selected RCRA equivalent closure as the remedy for the cleanup at McColl. The Company is working with other PRP's at the site and the EPA to finalize the necessary plans to conclude the cleanup of the site. The Company believes that it has fully accrued for its obligations in connection with this site.

         In July 1995, the Texas General Land Office, on behalf of the Permanent School Fund of the State of Texas, as well as several trusts and one individual filed an action in the District Court of Travis County, Texas, against a subsidiary of the Company and seven other oil companies alleging underpayment of royalties for crude oil and condensate ("crude oil"). The suit alleges that the defendants have set their posted prices for crude oil at unreasonably low levels resulting in lower royalty payments. The lawsuit is also brought on behalf of the class of persons to whom the oil companies have made royalty or overriding royalty payments on the basis of posted prices for crude oil. The Shell subsidiary intends to vigorously defend the case.

         On April 14, 1995, the Company received a Notice of Violation/Finding of Violation from the EPA Region V alleging violations under the Clean Air Act and the Illinois State Implementation Plan by the Wood River Manufacturing Complex. The Company and the EPA are engaging in discussions regarding the allegations of the notice. EPA Region V has also given indications to the Wood River Manufacturing Complex that it is contemplating possible enforcement action against the Complex for alleged violations of the Benzene Waste operations NESHAP. The Company and EPA are engaging in discussions seeking to resolve this matter.

         As reported in the 10-K, the California Attorney General's Office and the Department of Toxic Substances Control had notified the Martinez Manufacturing Complex of their intention to bring an enforcement action against the Complex for alleged violations of state hazardous waste regulations. This matter has been resolved by the entry by the agency, on June 28, 1995, of a Stipulation and Order which provides for a total payment by the Company of $500,000 and the undertaking of certain actions or practices at the Complex.


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


                                                     SHELL OIL COMPANY



                                              By        N. J. CARUSO
                                                   N. J. Caruso, Controller
                                                   (Principal Accounting and
                                                   Duly Authorized Officer)




Date:  July 27, 1995

                               INDEX TO EXHIBITS


 Exhibit
 Number        Description
 ------        -----------

    27         Financial Data Schedule