Form 10-Q
period 1995-09-30
SHELL OIL CO
filed 1995-10-27
CIK 89629

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995
                                      OR
[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to______________________

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


The number of shares of Common Stock, $10.00 par value, outstanding as of September 30, 1995 - 1,000 shares.

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

===============================================================================

                        PART I. FINANCIAL INFORMATION

                      SHELL OIL COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                             Millions of Dollars

                                                              THIRD QUARTER        NINE MONTHS
                                                            -----------------   -----------------
                                                             1995      1994      1995      1994
                                                            -------   -------   ------   --------
REVENUES
  Sales and other operating revenue . . . . . . . . .       $ 6,800   $ 6,571   $20,229   $18,215
  Less:  Consumer excise and sales taxes  . . . . . .           825       867     2,418     2,428
                                                            -------   -------    ------   -------
                                                              5,975     5,704    17,811    15,787
  Equity earnings, interest and other income. . . . .            86        38       301      (105)
                                                            -------   -------    ------   -------
      TOTAL . . . . . . . . . . . . . . . . . . . . .         6,061     5,742    18,112    15,682
                                                            -------   -------    ------   -------

COSTS AND EXPENSES
  Purchases and operating expenses. . . . . . . . . .         4,293     4,344    13,229    12,083
  Selling, general and administrative expenses                  258       234       740       933
  Exploration, including exploratory dry holes                   42        45       155       252
  Research expenses . . . . . . . . . . . . . . . . .            29        31        86        89
  Depreciation, depletion, amortization and
      retirements   . . . . . . . . . . . . . . . . .           630       476     1,574     1,692
  Interest and discount amortization  . . . . . . . .            59        36       163       111
  Operating taxes . . . . . . . . . . . . . . . . . .           113       130       365       378
                                                            -------   -------    ------    ------
      TOTAL . . . . . . . . . . . . . . . . . . . . .         5,424     5,296    16,312    15,538
                                                            -------   -------    ------   -------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . .       $   637   $   446   $ 1,800   $   144
  Federal and other income taxes  . . . . . . . . . .           223       133       660      (153)
                                                            -------   -------    ------   -------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . .       $   414   $   313   $ 1,140   $   297
                                                            =======   =======   =======   =======

                       SHELL OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              Millions of Dollars


                                                             SEPTEMBER 30      DECEMBER 31
                                                                 1995              1994
                                                             ------------      -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents   . . . . . . . . . . . . . .      $   483            $   617
  Receivables and prepayments, less allowance for
     doubtful accounts  . . . . . . . . . . . . . . . . .        2,921              2,974
  Inventories of oils and chemicals   . . . . . . . . . .          713                564
  Inventories of materials and supplies . . . . . . . . .          237                229
                                                               -------            -------
         TOTAL CURRENT ASSETS   . . . . . . . . . . . . .        4,354              4,384
INVESTMENTS, LONG-TERM RECEIVABLES AND
  DEFERRED CHARGES  . . . . . . . . . . . . . . . . . . .        3,083              2,911
PROPERTY, PLANT AND EQUIPMENT AT COST, LESS
  ACCUMULATED DEPRECIATION, DEPLETION AND
  AMORTIZATION OF $19,871 AT SEPTEMBER 30, 1995
  AND $18,826 AT DECEMBER 31, 1994  . . . . . . . . . . .       19,569             19,084
                                                               -------            -------
          TOTAL   . . . . . . . . . . . . . . . . . . . .      $27,006            $26,379
                                                               =======            =======

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Accounts payable - trade  . . . . . . . . . . . . . . .      $ 1,718            $ 1,953
  Other payables and accruals   . . . . . . . . . . . . .        1,095              1,058
  Income, operating and consumer taxes  . . . . . . . . .          771                700
  Short-term debt   . . . . . . . . . . . . . . . . . . .        2,198              1,449
                                                               -------            -------
          TOTAL CURRENT LIABILITIES   . . . . . . . . . .        5,782              5,160
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . .        1,295              1,546
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . .        3,178              3,137
LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . .        2,928              2,803
SHAREHOLDER'S EQUITY
  Common stock - 1,000 shares of $10 per share
      par value   . . . . . . . . . . . . . . . . . . . .           --                 --
  Capital in excess of par value  . . . . . . . . . . . .        2,206              2,206
  Earnings reinvested   . . . . . . . . . . . . . . . . .       11,617             11,527
                                                               -------            -------
          TOTAL SHAREHOLDER'S EQUITY  . . . . . . . . . .       13,823             13,733
                                                               -------            -------
          TOTAL   . . . . . . . . . . . . . . . . . . . .      $27,006            $26,379
                                                               =======            =======

                       SHELL OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                Millions of Dollars


                                                                                              NINE MONTHS
                                                                                         ---------------------
                                                                                           1995          1994
                                                                                         -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,140       $   297
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation, depletion, amortization and retirements   . . . . . . . . . . . . .      1,574         1,692
       Dividends in excess of (less than) equity income  .  . . . . . . . . . . . . .        (97)          225
       (Increases) decreases in working capital:
           Receivables and prepayments  . . . . . . . . . . . . . . . . . . . . . . .         53           (43)
           Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (157)           36
           Current payables and accruals  . . . . . . . . . . . . . . . . . . . . . .       (127)         (271)
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         41          (275)
       Other noncurrent items . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (94)          212
                                                                                         -------       -------
             Net Cash Provided by Operating Activities  . . . . . . . . . . . . . . .      2,333         1,873
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,150)       (1,578)
  Proceeds from property sales and salvage  . . . . . . . . . . . . . . . . . . . . .         70            (9)
  Other investments and advances  . . . . . . . . . . . . . . . . . . . . . . . . . .        (31)           76
                                                                                         -------       -------
             Net Cash Used for Investing Activities . . . . . . . . . . . . . . . . .     (2,111)       (1,511)
                                                                                         -------       -------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt  . . . . . . . . . . . . . . . . . . . . .         97            41
  Principal payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . .       (290)         (325)
  Proceeds from sales of redeemable securities of subsidiaries  . . . . . . . . . . .        191            --
  Dividends   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,050)       (1,050)
  Increase (decrease) in short-term obligations   . . . . . . . . . . . . . . . . . .        696           151
                                                                                         -------       -------
             Net Cash Provided by Financing Activities  . . . . . . . . . . . . . . .       (356)       (1,183)
                                                                                         -------       -------
NET CASH FLOWS
  Increase (Decrease) in Cash and cash equivalents  . . . . . . . . . . . . . . . . .    $  (134)      $  (821)
                                                                                         =======       =======
CASH AND CASH EQUIVALENTS
  Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . . .    $   617       $ 1,296
  Increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . . . . .       (134)         (821)
                                                                                         -------       -------
             Balance at end of period . . . . . . . . . . . . . . . . . . . . . . . .    $   483       $   475
                                                                                         =======       =======

                                      _________________________________


                                        OPERATING SEGMENTS INFORMATION
                                              Millions of Dollars

                                                                      THIRD QUARTER           NINE MONTHS
                                                                 --------------------     --------------------
                                                                   1995        1994         1995        1994
                                                                 --------    --------     --------    --------
SEGMENT NET INCOME (LOSS)
   Oil and Gas Exploration and Production  . . . . . . . . .     $    146    $    137     $    457    $    253
   Oil Products  . . . . . . . . . . . . . . . . . . . . . .          139         119          259         306
   Chemical Products   . . . . . . . . . . . . . . . . . . .          215         111          610          29
   Other . . . . . . . . . . . . . . . . . . . . . . . . . .          (86)        (10)         (89)       (176)
Corporate Items  . . . . . . . . . . . . . . . . . . . . . .           --         (44)         (97)       (115)
                                                                 --------    --------     --------    --------
NET INCOME (LOSS)  . . . . . . . . . . . . . . . . . . . . .     $    414    $    313     $  1,140    $    297
                                                                 ========    ========     ========    ========

                       SHELL OIL COMPANY AND SUBSIDIARIES

                     NOTES TO INTERIM FINANCIAL STATEMENTS

A.  INTERIM FINANCIAL STATEMENT MATTERS
         The unaudited financial statements and summarized notes of Shell Oil Company (the Company) and its consolidated subsidiaries (Shell Oil) included in this report do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (the "10-K"). The financial information presented in the financial statements included in this report reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Any such adjustments are of a normal recurring nature, except as may otherwise be described in Management's Discussion and Analysis of Financial Condition and Results of Operations.
         The results for the third quarter and nine months of 1995 should not be construed as necessarily indicative of future financial results.

B.  SUMMARIZED FINANCIAL INFORMATION - SHELL PIPE LINE CORPORATION
         The following summarized financial information for Shell Pipe Line Corporation, a wholly owned subsidiary of Shell Oil Company, is presented here for the information of holders of Shell Pipe Line Corporation's 7 1/2% Guaranteed Sinking Fund Debentures due 1999, which are fully guaranteed by Shell Oil Company.

                                                                                 September 30       December 31
         Millions of dollars                                                         1995               1994
                                                                                 ------------       -----------
         Current assets . . . . . . . . . . . . . . . . . . . . . . . .              $ 161             $ 161
         Noncurrent assets  . . . . . . . . . . . . . . . . . . . . . .                473               356
         Current Liabilities  . . . . . . . . . . . . . . . . . . . . .                 79                61
         Noncurrent Liabilities . . . . . . . . . . . . . . . . . . . .                 70                70


                                                               Third Quarter                          Nine Months
                                                          -----------------------               ----------------------
         Millions of dollars                               1995              1994                1995            1994
                                                          -----             -----               ------          ------
         Revenues . . . . . . . . . . . . . . . . . . .   $  86             $  72               $  241          $  203
         Operating income . . . . . . . . . . . . . . .      45                35                  128              93
         Net income . . . . . . . . . . . . . . . . . .      35                28                   98              73


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

         Shell Oil has received allegations or claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar state statutes that it is involved at 218 sites, including the Rocky Mountain Arsenal (RMA) and the McColl site as discussed below. As of September 30, 1995, discussions or activities were ongoing concerning 110 of these sites, in some cases in the early stages. During 1994, expenses recorded (including reserves) under CERCLA and such state statutes were approximately $135 million; 1995 expenses as of September 30, 1995 were approximately $8 million. Shell Oil also has certain obligations under the Resource Conservation and Recovery Act (RCRA) and similar state laws regarding corrective action at manufacturing locations and provides assurances regarding its financial ability to meet certain closure and post-closure obligations that will arise in the future at such locations under such laws.

         The United States and the Company have entered into a consent decree to settle environmental claims at the RMA where the Company engaged in chemical manufacturing operations from 1952 to 1982. Pursuant to such consent decree, the Company will pay 50 percent of amounts expended for remedial costs and natural resource damages up to $500 million; 35 percent of expenditures between $500 million and $700 million; and 20 percent of expenditures in excess of $700 million. On June 13, 1995 the United States, the State of Colorado, and the Company reached agreement on a Conceptual Remedy for the cleanup of the RMA. The Conceptual Remedy is subject to public review and comment and other formal proceedings under CERCLA before it can be established in the official Record of Decision (ROD) as the remediation plan. It is anticipated that the ROD for the RMA will be published in late 1995 or early 1996. The Conceptual Remedy is estimated to cost approximately $2 billion (including sums already incurred by the U.S. Army and the Company). The Company has accrued $500 million for its share of related costs. The Company's share of expenditures through September 30, 1995 was approximately $260 million. The Company believes its current accruals will be adequate to cover its anticipated costs under the Conceptual Remedy.

         In 1983, the Company was named as one of several potentially responsible parties for the costs of cleanup of the McColl site which was used for the disposal of refining waste from 1942 to 1946. The Environmental Protection Agency (EPA) and the State of California sued the Company and others in February 1991. In April 1991 the Company and others filed a counterclaim for contribution naming the United States Department of Defense and others, since the waste disposal at the McColl site arose primarily from the production of fuel for the United States military during World War II. The court ruled the Company and other defendants liable for the costs of remediation and has ruled on the counterclaim for contribution holding the U.S. Government liable under CERCLA. The EPA selected RCRA equivalent closure as the surface remedy for the cleanup at McColl. The Company is working with other PRPs at the site and the EPA to finalize the necessary plans to undertake cleanup design of the site pursuant to an Order issued by the EPA on September 28, 1995. The Company believes that it has fully accrued for its obligations in connection with this site.

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

         Since 1984, the Company has been named as a defendant in numerous product liability cases, including class actions, involving the failure of plumbing systems in the U.S. constructed with polybutylene plastic pipe. The plaintiffs in the litigation claim actual and punitive damages arising primarily from leaking residential plumbing systems. The Company manufactured the resin used to make the pipe in these systems. Two other substantial manufacturers made the resins for the polyacetal insert fittings used in the residential plumbing systems and are also defendants in these cases. The Company's position and most of the judgments to date have confirmed that most of the leaks have occurred in residential plumbing systems due to failure of the polyacetal insert fitting system, which is no longer used. In addition to the numerous cases which have been filed on behalf of individual claimants, over 25 purported statewide, partial statewide or nationwide class actions have been filed. During the third quarter, the Company and another co-defendant announced they had reached a settlement in the nationwide class action suit pending in state court in Tennessee and commenced extensive publication of notice of such class settlement on television, radio and in the print media. A more limited notice was thereafter distributed by the plaintiff's attorneys in the nationwide class action pending in Alabama state court and a trial was scheduled for the fourth quarter 1995 in that action. The Company plans to have finalized the settlement in the Tennessee court by the fourth quarter 1995. There are numerous issues to be resolved in connection with jurisdiction, pre-existing litigation and conflicts among the various courts. The Company will continue to defend vigorously in these matters but it cannot currently predict when or how these claims will be resolved. Almost all the current claims outside of litigation are handled through a corporation owned by the Company and the manufacturers of the resins for the polyacetyl fittings. This corporation makes arrangements for the repair of leaking polybutylene pipe systems, the costs of which are allocated on a variable basis depending generally on the manufacturers of the component parts and the resins.

         The Company is litigating insurance coverage at the RMA through 1969 and for the McColl site and other environmental claims. A declaratory judgment action has also been filed to resolve insurance coverage for polybutylene through mid-1985 and coverage for asbestos, Nemagon(R) and other toxic tort claims.

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

                            _______________________

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Shell Oil Company reported net income of $414 million for the third quarter of 1995, an increase of $101 million over the comparable 1994 period, and the highest for a third quarter in eight years. Excluding special items in both quarters, adjusted net income in the third quarter of 1995 totaled $431 million, an increase of $108 million or 33 percent.

         Net income for the nine months of 1995 totaled $1,140 million, an increase of $843 million over the comparable 1994 period. Excluding special items in both periods, adjusted net income for the nine months of 1995 totaled $1,122 million, an increase of $324 million or 41 percent.

         Net income improvements in both 1995 periods reflected higher margins for chemical products, increased sales volumes of refined products and higher production of crude oil and natural gas. However, partially offsetting these improvements in 1995 were unfavorable margins for refined products. Depressed natural gas prices adversely affected both 1995 periods, offsetting the benefits of higher average crude oil prices during the nine month period.

         Special items in the 1995 periods reduced net income $17 million for the quarter, but benefited net income $18 million for the nine months. In comparison, special items reduced 1994 net income by $10 million for the quarter and $501 million in the nine months.


OIL AND GAS EXPLORATION AND PRODUCTION


Income Highlights                                            Third  Quarter                   Nine Months
-----------------                                        ----------------------        ------------------------
(millions of dollars)                                      1995           1994            1995           1994
                                                         -------        -------         -------         -------
  Income from Ongoing Operations  . . . . . . . . .      $   146        $   138         $   457         $   254
  Other Charges*  . . . . . . . . . . . . . . . . .           --             (1)             --              (1)
                                                         -------        -------         -------         -------
    Segment Net Income  . . . . . . . . . . . . . .          146            137             457             253
  Special Items (includes "Other Charges")  . . . .            2            (14)             39             (96)
                                                         -------        -------         -------         -------
  Adjusted Net Income   . . . . . . . . . . . . . .          144            151             418             349

------------
* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Oil and gas exploration and production segment net income in the third quarter of 1995 was $146 million, an increase of $9 million over 1994. Adjusted net income, which excludes special items, was $144 million, down $7 million in the 1995 quarter versus 1994. During the quarter, increased production of crude oil and natural gas was more than offset by depressed average natural gas prices.

         For the nine months of 1995, net income was $457 million, up $204 million. Adjusted net income, which excludes special items, was $418 million, up $69 million in the nine-month comparison. Increased production of crude oil and natural gas was the key factor in the improvement. Income benefits derived from higher average crude oil prices were offset by lower natural gas prices.

         Average natural gas prices declined by 18 percent in the quarter and 22 percent in the nine months from 1994. Average domestic production of crude oil increased in the 1995 quarter and nine months over the comparable 1994 periods, as higher production in the Gulf of Mexico more than offset natural declines elsewhere. Natural gas production increased about 13 percent in both 1995 periods, with the current quarter's production the highest in any quarter in the past 14 years.


OIL PRODUCTS

Income Highlights                                              Third Quarter               Nine Months
-----------------                                           -------------------        -------------------
(millions 0f dollars                                          1995       1994           1995        1994
                                                            -------     -------        -------     -------
Income from Ongoing Operations  . . . . . . . . . .         $   133     $   119        $   254     $   321
Other Charges*  . . . . . . . . . . . . . . . . . .               6          --              5         (15)
                                                            -------     -------        -------     -------
    Segment Net Income  . . . . . . . . . . . . . .             139         119            259         306
Special Items (includes "Other Charges")  . . . . .              28          --             24         (15)
                                                            -------     -------        -------     -------
Adjusted Net Income   . . . . . . . . . . . . . . .             111         119            235         321

-------------
* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Oil products segment net income was $139 million in the third quarter of 1995, an increase of $20 million over 1994. Included in net income in the third quarter of 1995 was a special item which represented a gain of $25 million related to the partial liquidation of crude oil and refined product inventories, which are valued on a LIFO basis. Adjusted net income, which excludes special items, was $111 million, down $8 million in the 1995 quarter versus 1994.

         For the nine months of 1995, net income totaled $259 million, down $47 million from 1994. Adjusted net income, which excludes special items, was $235 million, down $86 million over the comparable 1994 period.

         The key factor in the declines in adjusted net income for both 1995 periods compared with 1994 was lower refined product margins, which have been weak industry wide throughout 1995. Overall sales volumes of refined products rose in both 1995 periods. In the third quarter of 1995, these volumes rose 7 percent over the same period last year, with sales of light oil products increasing 9 percent, partially as a result of the first full quarter of operations of the new coker unit at the jointly owned Deer Park refinery.

CHEMICAL PRODUCTS

Income Highlights                                            Third Quarter                    Nine Months
-----------------                                        ----------------------         ------------------------
(millions of dollars)                                     1995           1994             1995            1994
                                                         -------        -------         --------         -------
  Income from Ongoing Operations  . . . . . . . . .      $   208        $   114         $    608         $    43
  Other Charges*  . . . . . . . . . . . . . . . . .            7             (3)               2             (14)
                                                         -------        -------         --------         -------
    Segment Net Income  . . . . . . . . . . . . . .          215            111              610              29
  Special Items (includes "Other Charges")  . . . .            7             11                9            (224)
                                                         -------        -------         --------         -------
  Adjusted Net Income   . . . . . . . . . . . . . .          208            100              601             253

-------------
* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Chemical products segment net income in the third quarter of 1995 was $215 million, an increase of $104 million over the comparable 1994 quarter. For the nine months of 1995, chemical products net income totaled $610 million, an increase of $581 million. Excluding special items in the comparable periods, adjusted net income for the 1995 quarter was $208 million, up $108 million, and for the nine months was $601 million, up $348 million.

         Increases in both 1995 periods were due to improved margins across most product lines, reflecting strong business demand.

OTHER
         The other segment incurred net losses of $86 million in the third quarter of 1995 and $89 million in the nine months of 1995, compared to losses of $10 million and $176 million in the respective 1994 periods. Special items in the 1995 quarter totaled $84 million, reflecting the write-down of a real estate property held for sale. In the nine month comparison, a special item in 1994, reflecting the write-down of a coal investment, was the major factor in the higher 1994 charges.

CORPORATE ITEMS
         Corporate charges netted to zero for the third quarter of 1995, compared to charges totaling $44 million in the comparable 1994 quarter. For the nine months of 1995, charges totaled $97 million, down $18 million compared to 1994. Lower overhead costs and a gain related to an insurance settlement in the 1995 quarter were the primary factors in the improvements. Interest costs associated with financing activities were higher in both 1995 periods.



FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY
         Cash flow provided by operating activities totaled $2,333 million for the nine months of 1995, compared with $1,873 million in the comparable period last year, an increase of $460 million. Cash flow in 1995 benefited from higher net income as compared with the 1994 period. Cash generated from operating activities, combined with a year to date increase in debt of $503 million and reduction in cash balances of $134 million, was used primarily for capital expenditures of $2,150 million and dividend payments of $1,050 million. During the third quarter of 1995, the Company borrowed $250 million at market rates and terms from an affiliated company.

OTHER MATTERS

JOINT VENTURE ANNOUNCED
         In October 1995, Shell Oil and Amoco Corporation ("Amoco") announced plans to form a limited partnership combining the ownership and operation of their oil and gas exploration and production assets in the greater Permian Basin of West Texas and Southeast New Mexico. The plan calls for Amoco to hold a 65% interest in the new company, with Shell Oil holding a 35% interest. Final establishment of the partnership is subject to the successful conclusion of ongoing negotiations.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED
         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." This standard is effective for financial statements for fiscal years beginning after December 15, 1995, and will require that asset carrying values be reviewed whenever events or changes in circumstances indicate that such values may not be recoverable. Should an asset be determined to be impaired, the standard requires that a charge against income be recognized to reduce such asset's carrying value to fair value, and that such charges be disclosed in the financial statements. Shell Oil is continuing to evaluate the impact of adoption of the provisions of SFAS No. 121. This evaluation is currently expected to be completed by the end of fourth quarter, 1995.


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

                           _________________________

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         As previously reported in the 10-K, and in the first and second quarter 1995 Reports on Form 10-Q, since 1984, the Company has been named as a defendant, along with other co-defendants, in numerous product liability cases, including over 25 purported nationwide, statewide or partial state-wide class action suits, involving the failure of plumbing systems in the United States constructed with polybutylene pipe. During the third quarter, the Company and another co-defendant announced they had reached a settlement in the nationwide class action suit pending in state court in Tennessee and commenced extensive publication of notice of such class settlement on television, radio and in the print media. A more limited notice was thereafter distributed by the plaintiff's attorneys in the nationwide class action pending in Alabama state court and a trial was scheduled for the fourth quarter 1995 in that action.
The Company plans to have finalized the settlement in the Tennessee court by the fourth quarter 1995. There are numerous issues to be resolved in connection with jurisdiction, pre-existing litigation and conflicts among the various courts. The Company will continue to defend vigorously these matters but it cannot currently predict when or how these claims will be resolved.

         As previously reported in the 10-K, and in the second quarter 1995 Report on Form 10-Q, in 1983, the Company was named as one of several potentially responsible parties for the costs of cleanup of the McColl site which was used for the disposal of refined product waste from 1942 to 1946. In the third quarter, the court ruled that the United States has liability under CERCLA in connection with this site and ordered all the PRP's at the site to participate in a mandatory settlement conference.

         As previously reported in the 10-K, in January 1993, the U.S. EPA, Region VI, filed an administrative complaint against the Company pertaining to the Deer Park Manufacturing Complex which resulted from a "multi-media" environmental inspection. This complaint has been consolidated with two other environmental administrative complaints filed by the EPA against the Company's Deer Park Complex. During the third quarter, the Company and the EPA settled these consolidated complaints with the Company paying a penalty in the amount of $170,950.


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


                                             SHELL OIL COMPANY



                                             By    N. J. CARUSO
                                                   -------------------------
                                                   N. J. Caruso, Controller
                                                   (Principal Accounting and
                                                   Duly Authorized Officer)




Date:  October 27, 1995

                               INDEX TO EXHIBITS


Exhibit
Number         Description
-------        -----------

    27         Financial Data Schedule