Form 10-K
period 1995-12-31
SHELL OIL CO
filed 1996-03-01
CIK 89629

                                      1995

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                            ------------------------
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                        to

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS                         WHICH REGISTERED
                  -------------------                         ----------------
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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes 'X'  . No    .

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not applicable.

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. None.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding as of February 29, 1996 -- 1,000 shares of Common Stock, of a par value of $10.00 a share.

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

     The Company is wholly owned by Shell Petroleum Inc., a Delaware corporation, whose shares are directly or indirectly owned 60 percent by Royal Dutch Petroleum Company, The Hague, The Netherlands, and 40 percent by The "Shell" Transport and Trading Company, public limited company, London, England. Royal Dutch Petroleum Company and The "Shell" Transport and Trading Company, public limited company, are holding companies which together directly or indirectly own securities of companies of the Royal Dutch/Shell Group of Companies, the members of which are severally engaged throughout the greater part of the world in oil, natural gas, chemicals, coal and other businesses.

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

     Compared with other integrated enterprises in the petroleum industry, the Company believes that in 1995, domestically, Shell Oil ranked fourth in the net production of crude oil and natural gas liquids, fourth in net production of natural gas, first in refined products sold and fifth in refinery processing intakes. Additionally, within the petroleum industry, Shell Oil is a leader in the domestic manufacturing and marketing of chemicals.

     At December 31, 1995, Shell Oil had 21,050 employees.

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

     The following is a summarized disaggregation of Shell Oil's consolidated net income for each of the past three years.

                                                               1995        1994        1993
                                                              ------      ------      ------
                                                                  (millions of dollars)
    SEGMENT NET INCOME (LOSS)
         Oil and Gas Exploration and Production............   $  621      $  257      $  477
         Oil Products......................................      474         373         280
         Chemical Products.................................      694         161          35
         Other.............................................      (78)       (235)        (27)
                                                              ------      ------      ------
                   TOTAL...................................    1,711      $  556         765
    NONALLOCATED COSTS.....................................      191          48         (16)
                                                              ------      ------      ------
                   NET INCOME..............................   $1,520      $  508      $  781
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

                                                              1995        1994*       1993*
                                                             -------     -------     -------
                                                                  (millions of dollars)
    REVENUES
         Sales and other operating revenue................   $ 1,764     $ 1,490     $ 1,418
         Other revenue....................................        90          33          96
         Intersegment transfers...........................     2,659       2,257       2,492
                                                             -------     -------     -------
                   TOTAL REVENUES.........................     4,513       3,780       4,006
    COSTS AND EXPENSES
         Costs and operating expenses.....................     2,293       2,163       2,098
         Depreciation, depletion, amortization and
           retirements....................................     1,533       1,605       1,225
                                                             -------     -------     -------
                   OPERATING PROFIT.......................       687          12         683
         Allocated corporate expenses.....................        40          39          53
         Allocated income taxes...........................        66        (210)        163
         Minority interest................................        42          20          12
         Equity in net income of others...................       (83)        (96)        (23)
                                                             -------     -------     -------
                   INCOME FROM ONGOING OPERATIONS.........       622         259         478
         Other charges**..................................         1           2           1
                                                             -------     -------     -------
                   SEGMENT NET INCOME.....................   $   621     $   257     $   477
                                                             =======     =======     =======
    CAPITAL EXPENDITURES..................................   $ 1,395     $   952     $   877
                                                             =======     =======     =======
    IDENTIFIABLE ASSETS AT DECEMBER 31....................   $11,976     $12,217     $12,697
                                                             =======     =======     =======

---------------

 * Certain 1994 and 1993 amounts have been reclassified to conform with 1995 presentation.

** Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

     Exploration and Production Operations

     Domestically, Shell Oil produces crude oil (including condensate), natural gas and natural gas liquids in 13 states, the Gulf of Mexico and offshore California. In 1995, domestic onshore production accounted for 56 percent of Shell Oil's crude oil production and 39 percent of its natural gas production. The Gulf of Mexico,

California and Texas are Shell Oil's principal areas of production activity, providing about 88 percent of its combined oil and gas production on a crude oil equivalent basis. The majority of Shell Oil's oil and gas production interests are acquired under leases (including many leases on federal onshore and offshore tracts); such leases are generally obtained for an initial fixed term which is automatically extended by the establishment of production for so long as production continues, subject to compliance with the terms of the lease (including, in the case of federal leases, extensive regulations imposed by federal law). Shell Oil also has international oil and gas production and produces sulfur from its natural gas processing plants in the United States.

     During 1995, Shell Oil and Tejas Gas Corporation (Tejas) formed a limited partnership, Coral Energy Resources, L.P. (Coral). Coral will ultimately purchase substantially all of Shell Oil's natural gas production as well as significant additional volumes acquired under contracts with third parties. This new marketing company will combine the Tejas pipeline and storage capacity and the delivery options they provide with the supplier reliability provided by Shell Oil's natural gas reserves. Also during 1995, Shell Oil announced plans to combine its exploration and production assets located in the Permian Basin of West Texas/Southeast New Mexico with those of Amoco Corporation (Amoco) in a limited partnership to be owned approximately 35 percent by Shell Oil and 65 percent by Amoco. Negotiations are continuing regarding this transaction, which is anticipated to extend the profitable life of Permian Basin assets due to cost reductions made possible by the partnership.

  Supplemental and Enhanced Recovery

     Shell Oil continues to develop and use supplemental and enhanced recovery techniques to produce crude oil which could not be recovered by natural reservoir forces. These recovery operations accounted for 49 percent of Shell Oil's domestic crude oil production in 1995. Activities include steam injection to produce heavy, more viscous crude oil, carbon dioxide (CO(2)) injection for increased recovery of lighter oil and supplemental water injection.

     Steam injection methods, primarily in California, accounted for 24 percent of domestic crude oil production in 1995, slightly less than 1994. Also, in 1995, CO(2) injection projects in West Texas and Mississippi accounted for 16,710 net barrels per day or approximately 5 percent of domestic crude oil production.

  Domestic Offshore Oil and Gas

     Shell Oil acquired interests in 103 tracts in the Gulf of Mexico during 1995 at a bonus cost of $41 million. Shell Oil now holds interests in 685 tracts in the Gulf, 417 of which are in water depths exceeding 1,500 feet, comprising about one-third of the industry's deepwater leaseholds.

     Exploration and development of offshore acreage continued in 1995 with Shell Oil participating in the drilling of 54 gross wells, of which 39 were classified as successful, meaning, in the case of development wells, producing or capable of production, and in the case of exploratory wells, proving commercial reserves (successful wells).

     Deepwater development activity accelerated in 1995. At Prospect Mars, located approximately 130 miles southeast of New Orleans, construction continued ahead of schedule for a tension leg platform (TLP) to be placed in approximately 2,940 feet of water. Mars, owned 71.5 percent by Shell Oil, is designed to recover approximately 500 million barrels of crude oil equivalents in its first phase. First production from Mars is now anticipated in mid-1996. A decision to proceed with subsequent development of Mars will be made about two to three years after production from the first phase commences. Development of Prospect Ram/Powell (Shell Oil interest-38 percent) at a gross cost of $1 billion was announced in January 1995. Production is expected to begin in late 1997 from a TLP located in 3,220 feet of water, reaching a peak of 60,000 barrels of oil and 200 million cubic feet of natural gas per day. Gross ultimate recovery from Ram/Powell is expected to be approximately 250 million barrels of crude oil equivalents. Plans to develop Prospect Mensa (Shell Oil interest-100 percent) in a world record water depth of 5,400 feet were announced in May 1995. Gross ultimate recovery from Mensa is estimated at 720 billion cubic feet of natural gas. Initial production from Mensa is targeted for late 1997, with peak production of 300 million cubic feet of natural gas per day occurring shortly thereafter. Mensa will be a subsea development, with up to 4 wells located on the sea floor with flowlines connecting to a conventional platform some 68 miles away in shallower water. In September 1995, Shell Oil announced formation of a joint project team with co-venturers to begin final design for a TLP to develop Prospect Ursa (Shell Oil interest-45.4 percent). The Ursa TLP, which will set a new world record for TLP water depth at approximately 3,950 feet, is expected to be installed in early 1999, with first production anticipated in mid-1999. Anticipated peak daily production is expected to be 150,000 barrels of oil and 400 million cubic feet of gas. Gross ultimate recovery for Ursa is estimated to be between 250 and 500 million barrels of crude oil equivalents.

     Production from the TLP in Shell Oil's Auger field, located 214 miles southwest of New Orleans, continued to exceed original expectations. Work is underway to increase Auger's production capacity to in excess of 70,000 barrels of oil and 300 million cubic feet of natural gas per day. First production from Prospect Popeye occurred in early January 1996 from two subsea wells. The Popeye field produced at an average rate of 90 million cubic feet of natural gas per day in January. Gross ultimate recovery from the first phase of Popeye is estimated at 200 billion cubic feet of natural gas and 7 million barrels of condensate. A second phase of development, if undertaken after review of results from phase one, could raise gross ultimate recovery to 320 million cubic feet of natural gas and 10 million barrels of condensate. Shell Oil's interest in Popeye is 37.5 percent after payout of capital costs.

  Domestic Onshore Oil and Gas

     During 1995, Shell Oil participated in drilling 367 gross development wells of which 362 were successful. Most of this activity was in Shell Oil's heavy oil fields in California.

     Shell Oil participated in drilling 26 gross exploratory wells; 16 were successful. Exploration activities were primarily along the Gulf Coast.

  International Oil and Gas

     In 1995, the international exploration activities of the Company's subsidiaries were primarily offshore and were concentrated in five core areas:
Indonesia, China, Argentina/Trinidad, the Black Sea and off the coast of West Africa. These subsidiaries participated in drilling 5 exploratory and 29 development wells, of which 28 were successful. The drilling activity was concentrated in China, Angola, Yemen and Cameroon.

     The development of two fields in offshore China is continuing. First lifting occurred in the first quarter of 1995 on Block 24-3 (Shell Oil's interest-12.5 percent); production from Block 30-2 (Shell Oil's-interest 24.4 percent) began in the fourth quarter of 1995. Additionally, total gross production from a co-venture in Yemen (Shell Oil's interest-20 percent) ranged from 185 thousand to 200 thousand barrels per day.

  Results of Operations and Costs

     Results of operations for oil and gas producing activities, as prescribed by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities," are shown below. These results exclude related activities, such as the purchase and resale of natural gas, and revenues and expenses associated with certain non-hydrocarbon products, such as sulfur and carbon dioxide, which are included in the Segment Net Income data set forth above and in Note 18 of the Notes to Consolidated Financial Statements included in Item 14a of this report. Also excluded are research, corporate overhead and interest costs.

                                          1995                        1994                        1993
                                  ------------------------    ------------------------    ------------------------
                                   U.S.     INT'L   TOTAL      U.S.     INT'L   TOTAL      U.S.     INT'L   TOTAL
                                  ------    ----    ------    ------    ----    ------    ------    ----    ------
                                                             (millions of dollars)
Sales..........................    $1,236    $ 46    $1,282    $1,108    $ 41    $1,149    $1,111    $ 37    $1,148
Transfers......................     1,976     304     2,280     1,758     226     1,984     1,901     359     2,260
                                   ------    ----    ------    ------    ----    ------    ------    ----    ------
     Total Revenues............     3,212     350     3,562     2,866     267     3,133     3,012     396     3,408
Production costs...............     1,039      85     1,124     1,066      73     1,139     1,104     131     1,235
Exploration expenses...........       194      52       246       277      66       343       224      74       298
Depreciation, depletion and
  amortization.................     1,371     119     1,490     1,477     111     1,588     1,119      97     1,216
Income tax expense.............        29      28        57      (229)     14      (215)       63      54       117
                                   ------    ----    ------    ------    ----    ------    ------    ----    ------
     Results of
       Operations..............    $  579    $ 66    $  645    $  275    $  3    $  278    $  502    $ 40    $  542
                                   ------    ----    ------    ------    ----    ------    ------    ----    ------
Shell Oil's interest in results
  of operations of equity
  companies....................    $   --    $ 36    $   36    $   --    $ 39    $   39    $   --    $  3    $    3
                                   ======    ====    ======    ======    ====    ======    ======    ====    ======

     The weighted average price per unit of production of crude oil and condensate, natural gas liquids and natural gas available for market, as well as production expenses and results of operations for oil and gas producing activities on a per barrel of equivalent net hydrocarbon production basis, for each of the past three years were as follows:

                                              1995                       1994                       1993
                                    ------------------------   ------------------------   ------------------------
                                     U.S.    INT'L    TOTAL     U.S.    INT'L    TOTAL     U.S.    INT'L    TOTAL
                                    ------   ------   ------   ------   ------   ------   ------   ------   ------
UNIT STATISTICS
  Weighted Average Price per
     Barrel of Net Production:
     Crude oil and condensate....   $15.02   $16.28   $15.17   $13.41   $14.38   $13.51   $14.08   $16.05   $14.38
     Natural gas liquids.........    12.01    10.07    12.00    11.95     9.69    11.94    12.87    16.70    12.93
  Weighted Average Price per
     Thousand Cubic Feet of Net
     Marketable Natural Gas
     Produced....................     1.65     1.99     1.66     1.90     1.64     1.88     2.12     2.22     2.12
  Production Expenses (dollars
     per barrel of equivalent net
     hydrocarbon production).....     3.76     3.75     3.76     4.20     3.65     4.16     4.47     5.17     4.53
  Results of Operations (dollars
     per barrel of equivalent net
     hydrocarbon production).....     2.10     2.88     2.16     1.09     0.13     1.02     2.12     1.63     2.07

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

                                         1995                         1994                         1993
                              --------------------------   --------------------------   --------------------------
                               U.S.     INT'L     TOTAL     U.S.     INT'L     TOTAL     U.S.     INT'L     TOTAL
                              -------   ------   -------   -------   ------   -------   -------   ------   -------
                                                             (millions of dollars)
CAPITALIZED COSTS
  Proved properties........   $20,893   $1,423   $22,316   $20,130   $1,392   $21,522   $19,628   $1,335   $20,963
  Unproved properties......       866       22       888       999       25     1,024     1,178       47     1,225
  Support equipment and
     facilities............       416        9       425       385       17       402       459       16       475
                              -------   ------   -------   -------   ------   -------   -------   ------   -------
       Total Capitalized
          Costs............    22,175    1,454    23,629    21,514    1,434    22,948    21,265    1,398    22,663
  Accumulated depreciation,
     depletion and
     amortization..........    12,671      775    13,446    11,866      669    12,535    11,011      565    11,576
                              -------   ------   -------   -------   ------   -------   -------   ------   -------
       NET CAPITALIZED
          COSTS............   $ 9,504   $  679   $10,183   $ 9,648   $  765   $10,413   $10,254   $  833   $11,087
                              =======   ======   =======   =======   ======   =======   =======   ======   =======
  Shell Oil's interest in
     net capitalized costs
     of equity companies...   $    --   $  148   $   148   $    --   $  256   $   256   $    --   $  226   $   226
                              =======   ======   =======   =======   ======   =======   =======   ======   =======
COSTS INCURRED IN PROPERTY
  ACQUISITION, EXPLORATION
  AND DEVELOPMENT
  ACTIVITIES*
     Acquisition of
       properties
       Proved..............   $    15   $   --   $    15   $    79   $   --   $    79   $    20   $   --   $    20
       Other...............        64       (1)       63        22        5        27        17        6        23
     Exploration costs.....       423       58       481       381       44       425       253       86       339
     Development costs.....     1,015       29     1,044       693       57       750       554      209       763
                              -------   ------   -------   -------   ------   -------   -------   ------   -------
     Shell Oil's share of
       costs incurred by
       equity companies....   $    --   $  146   $   146   $    --   $   68   $    68   $    --   $   19   $    19
                              =======   ======   =======   =======   ======   =======   =======   ======   =======

------------

* Costs have been categorized on the basis of Financial Accounting Standards Board definitions which include costs of oil and gas producing activities whether capitalized or charged to expense as incurred.

     Shell Oil's oil and gas exploration and development net wells drilled and the wells which were successful were as follows:

                                          1995                    1994                    1993
                                  ---------------------   ---------------------   ---------------------
                                   U.S.   INT'L  TOTAL     U.S.  INT'L   TOTAL     U.S.  INT'L   TOTAL
                                  ------  ----- ------   ------  -----  ------    ------ -----   ------
NET WELLS DRILLED
  Exploratory
     Oil and Gas Wells.........       27    --       27       13    --       13       27     1       28
     Dry Holes.................       17     2       19       20     2       22       17     3       20
  Development
     Oil and Gas Wells.........      242     6      248      204     2      206      178    13      191
     Dry Holes.................        3    --        3        3    --        3        4     1        5
OIL AND GAS WELLS PRODUCING OR
  CAPABLE OF PRODUCING
  Gross Wells
     Oil.......................   22,406   411   22,817   23,879   341   24,220   23,908   411   24,319
     Gas.......................    1,675    27    1,702    1,519    28    1,547    1,578    25    1,603
  Net Wells
     Oil.......................   13,548   111   13,659   14,495    95   14,590   14,733   113   14,846
     Gas.......................    1,114     8    1,122    1,037     8    1,045    1,011     8    1,019
  Number of net oil and gas
     wells above completed in
     more than one producing
     formation.................      384     1      385      320     3      323      289     3      292

     As of December 31, 1995, Shell Oil's interest in wells which were in the process of being drilled was as follows:

                                             EXPLORATORY         DEVELOPMENT            TOTAL
                                            -------------       -------------       -------------
                                            GROSS     NET       GROSS     NET       GROSS     NET
                                            -----     ---       -----     ---       -----     ---
WELLS IN PROCESS OF BEING DRILLED
     United States........................    10      5.7         1       0.5       11.0      6.2
     International........................    --       --         1       0.2        1.0      0.2
                                            ----      ---        --       ---       ----      ---
          Total...........................    10      5.7         2       0.7       12.0      6.4
                                            ====      ===        ==       ===       ====      ===

     Acreage in which Shell Oil had an interest at the end of each of the periods indicated was as follows:

                                                 1995       1994       1993       1992       1991
                                                -------    -------    -------    -------    -------
                                                               (thousands of acres)
UNDEVELOPED ACREAGE
     Gross
       United States
          Onshore...........................      1,563      1,542      1,354      1,983      2,535
          Offshore..........................      4,668      2,797      4,086      4,966      6,390
       International........................     48,241     37,685     37,823     40,860     49,725
                                                 ------     ------     ------     ------     ------
               TOTAL........................     54,472     42,024     43,263     47,809     58,650
                                                 ======     ======     ======     ======     ======
     Net
       United States
          Onshore...........................      1,135        955        960      1,472      1,948
          Offshore..........................      4,543      2,717      3,717      4,544      5,550
       International........................     14,116     23,125     13,780     16,308     20,670
                                                 ------     ------     ------     ------     ------
               TOTAL........................     19,794     26,797     18,457     22,324     28,168
                                                 ======     ======     ======     ======     ======
PRODUCING OIL AND GAS ACREAGE
     Gross
       United States........................      2,339      1,281      1,329      1,513      1,599
       International........................        100         90         69        109        110
                                                 ------     ------     ------     ------     ------
               TOTAL........................      2,439      1,371      1,398      1,622      1,709
                                                 ======     ======     ======     ======     ======
     Net
       United States........................      1,973      1,003      1,072      1,115      1,167
       International........................         25         23         20         30         32
                                                 ------     ------     ------     ------     ------
               TOTAL........................      1,998      1,026      1,092      1,145      1,199
                                                 ======     ======     ======     ======     ======

     Shell Oil's net production (after deducting interests of others, including royalty) was as follows for the periods indicated:

LIQUIDS (THOUSANDS OF BARRELS DAILY)
NATURAL GAS (MILLIONS OF CUBIC FEET DAILY)       1995       1994       1993       1992       1991
                                                -------    -------    -------    -------    -------
NET CRUDE OIL AND CONDENSATE PRODUCED
     United States
          Gulf of Mexico....................        154        133        113        122        105
          California........................        128        133        140        160        181
          Louisiana.........................         10          9          8         10         10
          Michigan..........................          7          7          8         10         11
          Texas.............................         47         48         50         56         58
          Other.............................         25         25         30         30         35
                                                 ------     ------     ------     ------     ------
          Total United States...............        371        355        349        388        400
     International..........................         51         43         61         63         81
                                                 ------     ------     ------     ------     ------
          Total consolidated companies......        422        398        410        451        481
     Shell Oil's interest in production of
       equity companies.....................         34         31         29         --         --
NATURAL GAS LIQUIDS PRODUCED
     Predominantly domestic.................         70         61         54         59         56
                                                 ------     ------     ------     ------     ------
          TOTAL LIQUIDS PRODUCED............        526        490        493        510        537
                                                 ======     ======     ======     ======     ======
NET NATURAL GAS PRODUCED*
     United States
          Gulf of Mexico....................      1,012        785        741        711        709
          Louisiana.........................         87        120        129        140         50
          Michigan..........................        103        107        120        134        132
          Texas.............................        382        345        370        343        331
          Other.............................        180        205        115        126        151
     International..........................         61         67         39         28         26
                                                 ------     ------     ------     ------     ------
          TOTAL GAS PRODUCED................      1,825      1,629      1,514      1,482      1,399
                                                 ======     ======     ======     ======     ======
     Net natural gas available for market,
       excluding consumed in operations.....      1,699      1,473      1,361      1,158      1,187

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

     Estimated quantities of net proved oil, natural gas liquids and natural gas reserves and of changes in net quantities of proved developed and undeveloped reserves for each of the periods indicated were as follows:

                                                       1995                          1994                          1993
LIQUIDS (MILLIONS OF BARRELS)                ------------------------      ------------------------      ------------------------
NATURAL GAS (BILLIONS OF CUBIC FEET)         U.S.     INT'L    TOTAL       U.S.     INT'L    TOTAL       U.S.     INT'L    TOTAL
                                             -----    -----    ------      -----    -----    ------      -----    -----    ------
OIL RESERVES
  Proved Developed and Undeveloped
    Beginning of year......................  1,810      118    1,928       1,956      127    2,083       1,984     255     2,239
    Revisions of previous estimates........    (41)       7      (34)        (97)       4      (93)        (72)    (18)      (90)
    Improved recovery......................     16       --       16           7       --        7           6       1         7
    Purchases of reserves*.................      2       --        2           5       --        5           1    (101)(1)  (100)
    Extensions and discoveries.............    145       10      155          68        3       71         219      13       232
    Sales of reserves......................    (17)      --      (17)         --       --       --         (55)     --       (55)
    Production.............................   (135)     (19)    (154)       (129)     (16)    (145)       (127)    (23)     (150)
                                             -----     ----    -----       -----     ----    -----       -----    ----     -----
    End of year............................  1,780      116    1,896       1,810      118    1,928       1,956     127     2,083
                                             =====     ====    =====       =====     ====    =====       =====    ====     =====
    Net changes for year...................    (30)      (2)     (32)       (146)      (9)    (155)        (28)   (128)     (156)
    Shell Oil's interest in proved reserves
      of equity companies at end of year...     --       73       73          --       68       68          --      69        69
  Proved Developed
    Beginning of year......................  1,156       74    1,230       1,252       79    1,331       1,372     131     1,503
    End of year............................  1,124       80    1,204       1,156       74    1,230       1,252      79     1,331
NATURAL GAS LIQUIDS RESERVES
  Proved Developed and Undeveloped
    Beginning of year......................    230        1      231         247        1      248         227       4       231
    Revisions of previous estimates........      7       --        7         (15)      --      (15)         17      (1)       16
    Purchases of reserves*.................     --       --       --           1       --        1          --      (2)(1)    (2)
    Extensions and discoveries.............     28       --       28          19       --       19          32      --        32
    Sales of reserves......................     (1)      --       (1)         --       --       --          (9)     --        (9)
    Production.............................    (26)      --      (26)        (22)      --      (22)        (20)     --       (20)
                                             -----     ----    -----       -----     ----    -----       -----    ----     -----
    End of year............................    238        1      239         230        1      231         247       1       248
                                             =====     ====    =====       =====     ====    =====       =====    ====     =====
    Net changes for year...................      8       --        8         (17)      --      (17)         20      (3)       17
  Proved Developed
    Beginning of year......................    166        1      167         170        1      171         173       3       176
    End of year............................    163        1      164         166        1      167         170       1       171
NATURAL GAS RESERVES**
  Proved Developed and Undeveloped
    Beginning of year......................  5,546      265    5,811       4,911      288    5,199       5,235     435     5,670
    Revisions of previous estimates........    (76)      24      (52)        (69)       2      (67)       (119)    (21)     (140)
    Improved recovery......................     --       --       --           1       --        1           4      --         4
    Purchases of reserves*.................      7       --        7          73       --       73          16    (112)(1)   (96)
    Extensions and discoveries.............    731       --      731       1,200       --    1,200         457      --       457
    Sales of reserves......................   (182)      --     (182)         --       --       --        (143)     --      (143)
    Production.............................   (644)     (22)    (666)       (570)     (25)    (595)       (539)    (14)     (553)
                                             -----     ----    -----       -----     ----    -----       -----    ----     -----
    End of year............................  5,382      267    5,649       5,546      265    5,811       4,911     288     5,199
                                             =====     ====    =====       =====     ====    =====       =====    ====     =====
    Net changes for year...................   (164)       2     (162)        635      (23)     612        (324)   (147)     (471)
    Shell Oil's interest in proved reserves
      of equity companies at end of year...     --      414      414          --      306      306          --     374       374
  Proved Developed
    Beginning of year......................  3,646      265    3,911       3,712      288    4,000       4,215     332     4,547
    End of year............................  3,464      267    3,731       3,646      265    3,911       3,712     288     4,000

                                                   (Footnotes on following page)

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

     The standardized measure of discounted future net cash flows related to proved oil and gas reserves at the end of each year was as follows:

                                         1995                            1994                            1993
                             ----------------------------    ----------------------------    ----------------------------
                              U.S.      INT'L      TOTAL      U.S.      INT'L      TOTAL      U.S.      INT'L      TOTAL
                             -------    ------    -------    -------    ------    -------    -------    ------    -------
                                                                (millions of dollars)
STANDARDIZED MEASURE OF
  DISCOUNTED FUTURE NET CASH
  FLOWS
    Future cash inflows..... $41,076    $2,640    $43,716    $37,250    $2,482    $39,732    $33,240    $2,101    $35,341
    Future production and
      development costs.....  16,447       869     17,316     17,609       890     18,499     19,953       927     20,880
    Future income tax
      expenses..............   7,051       467      7,518      5,385       411      5,796      2,988       220      3,208
                             -------    ------    -------    -------    ------    -------    -------    ------    -------
    Future net cash
      flows*................  17,578     1,304     18,882     14,256     1,181     15,437     10,299       954     11,253
    10 percent annual
      discount for estimated
      timing of cash
      flows.................   7,125       399      7,524      6,253       387      6,640      4,531       397      4,928
                             -------    ------    -------    -------    ------    -------    -------    ------    -------
         TOTAL.............. $10,453    $  905    $11,358    $ 8,003    $  794    $ 8,797    $ 5,768    $  557    $ 6,325
                             ========   ======    ========   ========   ======    ========   ========   ======    ========
    Shell Oil's share of
      standardized measure
      of discounted future
      net cash flows of
      equity companies...... $    --    $  652    $   652    $    --    $  615    $   615    $    --    $  353    $   353
                             ========   ======    ========   ========   ======    ========   ========   ======    ========

------------

* Future net cash flows were estimated using year-end prices and costs, and currently enacted tax rates. Shell Oil's domestic and international weighted average crude oil prices at year-end 1995 were $15.14 and $18.25 per barrel, respectively, compared to year-end 1994 prices of $13.72 and $17.10 per barrel, respectively, and year-end 1993 prices of $9.89 and $13.23 per barrel, respectively.

     The aggregate change in the standardized measure of discounted future net cash flows was an increase of $2,561 million in 1995, an increase of $2,472 million in 1994 and a decrease of $2,524 million in 1993. The principal sources of change were as follows:

                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                     (millions of dollars)
CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED
  FUTURE NET CASH FLOWS
     Sales and transfers of oil and gas produced, net of
       production costs.......................................  $(2,438)    $(1,994)    $(2,191)
     Net changes in prices and costs..........................    2,530       3,863      (3,264)
     Extensions, discoveries, additions and improved recovery,
       less related costs.....................................    1,840       1,458       1,291
     Net purchases and sales of reserves......................     (238)         89        (896)
     Development costs incurred during the period.............    1,044         750         763
     Revisions of previous reserve estimates..................      (50)       (518)       (252)
     Accretion of discount....................................    1,205         810       1,274
     Net change in income taxes...............................   (1,209)     (1,480)      2,119

OIL PRODUCTS

  General

     The Oil Products business is engaged in the refining, transporting and marketing of oil products, principally in the United States. This segment is oriented toward light fuel products; accordingly, refineries are designed to produce large quantities of motor gasoline and other light fuels. The Company is a leading U.S. marketer of gasoline and an important supplier of aviation fuels, lubricants, distillates and asphalts.

     Total revenues, operating profit and segment income for Oil Products' activities for each of the past three years, together with capital expenditures and related identifiable assets at the end of each year, were as set out below. For additional information, see Note 18 of the Notes to Consolidated Financial Statements included in Item 14a.

                                                            1995         1994         1993
                                                           -------      -------      -------
                                                                 (millions of dollars)
    REVENUES
         Sales and other operating revenue..............   $17,375      $15,733      $15,462
         Other revenue..................................        11           14            8
         Intersegment transfers.........................       969          851          949
                                                           -------      -------      -------
                   TOTAL REVENUES.......................    18,355       16,598       16,419
    COSTS AND EXPENSES
         Costs and operating expenses...................    17,212       15,559       15,708
         Depreciation, depletion, amortization and
           retirements..................................       365          341          253
                                                           -------      -------      -------
                   OPERATING PROFIT.....................       778          698          458
         Allocated corporate expenses...................        34           29           25
         Allocated income taxes.........................       232          218          163
         Equity in net (income) loss of others..........        55           24          (15)
                                                           -------      -------      -------
                   INCOME FROM ONGOING OPERATIONS.......       457          427          285
         Other charges*.................................       (17)          54            5
                                                           -------      -------      -------
                   SEGMENT NET INCOME...................   $   474      $   373      $   280
                                                           =======      =======      =======
    CAPITAL EXPENDITURES................................   $ 1,065      $ 1,087      $   704
                                                           =======      =======      =======
    IDENTIFIABLE ASSETS AT DECEMBER 31..................   $ 8,763      $ 7,892      $ 7,232
                                                           =======      =======      =======

------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

  Supplies

     Shell Oil supplements its own crude oil production to meet its refinery requirements by the purchase of crude oil from both domestic and international sources. During 1995, 35 percent of the Company's net crude supply came from sources outside the United States; approximately 24 percent was purchased from government oil companies in eight foreign countries and 11 percent was purchased from other international sources, including companies affiliated with the Royal Dutch/Shell Group of Companies.

     Net sources of crude oil, and oil products supply and distribution were as follows for the periods indicated:

                                                   1995      1994      1993      1992      1991
                                                   -----     -----     -----     -----     -----
                                                           (thousands of barrels daily)
NET SOURCES OF CRUDE OIL
     United States..............................     547       561       527       591       670
     International..............................     294       329       339       334       317
                                                   -----     -----     -----     -----     -----
          TOTAL.................................     841       890       866       925       987
                                                   =====     =====     =====     =====     =====
OIL PRODUCTS SUPPLY
     Net crude oil produced.....................     422       398       410       451       481
     Natural gas liquids produced...............      70        61        54        59        56
     Crude oil purchased........................   1,272     1,288     1,182     1,164     1,173
     Crude oil sold.............................    (853)     (796)     (726)     (690)     (667)
     Crude oil inventory change.................      27        --         5        --        (1)
     Oil products purchased.....................     582       496       424       276       270
                                                   -----     -----     -----     -----     -----
          TOTAL SUPPLY..........................   1,520     1,447     1,349     1,260     1,312
                                                   =====     =====     =====     =====     =====
OIL PRODUCTS DISTRIBUTION
     Refined products sold......................   1,348     1,272     1,200     1,120     1,195
     Used in chemical manufactures..............     136       125       121       128       119
     Product inventory change...................      25        16         6        (1)       (7)
     Own consumption, etc.......................      11        34        22        13         5
                                                   -----     -----     -----     -----     -----
          TOTAL DISTRIBUTION....................   1,520     1,447     1,349     1,260     1,312
                                                   =====     =====     =====     =====     =====

  Manufacturing

     During 1995, the Company owned and operated refining facilities located at Martinez, California; Wood River, Illinois; Norco, Louisiana; Odessa, Texas; and Anacortes, Washington. Additionally, the Company and a subsidiary of Mexico's national oil company Petroleos Mexicanos (Pemex) are in a 50/50 joint venture at the Deer Park, Texas refinery; the Company operates the refinery on behalf of the venture. During 1995, a refinery upgrading program was completed at the jointly owned Deer Park refinery. Additionally, the $1 billion clean fuels upgrading project at the Martinez, California refinery is expected to be completed in late 1996. This upgrade is designed to expand the refinery's capacity to manufacture reformulated gasolines, diesel fuel and jet fuel while reducing its production of heavy fuel oil. The investment will also reduce emissions to the environment.

     During 1996, the Company plans to restructure its refining operations. Refineries at Martinez, Wood River, Norco, Odessa and Anacortes will each become a separate subsidiary. This change is intended to give each refinery greater autonomy, flexibility and accountability.

     Refinery processing intakes of crude oil, natural gas liquids and other raw materials for the manufacture of petroleum products at the Company's refineries and certain other refinery statistics were as follows for the periods indicated:

                                                 1995      1994      1993      1992      1991
                                                 -----     -----     -----     -----     -----
                                                         (thousands of barrels daily)
REFINERY PROCESSING INTAKES
     Anacortes, Washington.....................    105       107       107       103        82
     Deer Park, Texas*.........................    101       112       142       225       202
     Martinez, California......................    165       161       168       165       140
     Norco, Louisiana..........................    236       239       232       202       199
     Odessa, Texas.............................     24        24        26        25        25
     Wilmington, California**..................     --        --        --        --       120
     Wood River, Illinois......................    256       262       243       252       234
                                                 -----     -----     -----     -----     -----
          TOTAL................................    887       905       918       972     1,002
                                                 =====     =====     =====     =====     =====
OTHER REFINERY STATISTICS*
     Operable capacity of crude oil
       distillation units at beginning of
       year....................................    856       847       892***    967     1,083
     Refinery intakes to crude oil distillation
       units ..................................    821       850       854       900       949
     Refinery crude oil distillation unit
       intakes as a percent of operable
       capacity at beginning of year...........   95.9%    100.4%     95.7%     93.1%     87.6%
     Own net produced crude oil and natural gas
       liquids as a percent of intakes to crude
       oil distillation units..................   59.9%     54.0%     54.3%     56.7%     56.6%

---------------

  * Reflects the Company's 50% equity interest in the Deer Park Refinery, effective April 1, 1993.

 ** The Wilmington, California refinery was sold in December 1991.

*** Weighted average capacity. Adjusted to reflect the Company's 50% equity interest in the Deer Park Refinery, effective April 1, 1993.

  Transportation

     At December 31, 1995, Shell Oil's wholly owned pipeline system consisted of approximately 5,923 miles of pipelines of various sizes, of which 2,822 miles were crude oil gathering and trunk lines, 2,771 miles were products lines, 130 miles were natural gas lines and 200 miles were carbon dioxide lines. In addition, Shell Oil had varying stock, partnership or undivided interests in pipelines consisting of approximately 2,928 miles of crude lines, 7,421 miles of products lines and 829 miles of carbon dioxide lines. Shell Oil also engages tankers and barges by a variety of methods, including spot charters, short-term and long-term charters, contracts of affreightment and other contractual arrangements for transportation of crude oil and products. Oil products are also delivered to customers by truck and rail.

     In the Gulf of Mexico, two new pipeline systems, designed to transport crude oil from current and future production, are nearing completion. Additionally, a separate 20 mile line which will expand available capacity from the area of Shell Oil's Auger field is expected to be completed in early 1996.

  Marketing

     Shell Oil distributes oil products principally under the "Shell" symbol or other trademarks in which the word "Shell" appears. Oil marketing operations are carried out through transportation systems, terminals, bulk distributing plants and, at the end of 1995, approximately 8,600 service stations displaying Shell trademarks. These stations are located in 40 states and the District of Columbia.

     The number of bulk distributing plants and service stations was as follows at the end of the periods indicated:

                                                     1995      1994      1993      1992      1991
                                                    ------    ------    ------    ------    ------
BULK DISTRIBUTING PLANTS
     Leased or owned..............................      55        55        57        61        65
                                                    ======    ======    ======    ======    ======
SERVICE STATIONS*
     Leased or owned..............................   3,900     4,000     3,900     3,900     3,900
     Jobber and other.............................   4,700     4,600     4,800     4,800     5,000
                                                    ------    ------    ------    ------    ------
          TOTAL...................................   8,600     8,600     8,700     8,700     8,900
                                                    ======    ======    ======    ======    ======
------------
* Rounded to nearest hundred.

     Shell Oil's refined product revenues and sales volumes were as follows for the periods indicated:

                                            1995        1994        1993        1992        1991
                                           -------     -------     -------     -------     -------
                                                            (millions of dollars)
REFINED PRODUCT REVENUES
  Automotive gasoline....................  $ 7,642     $ 6,818     $ 6,687     $ 6,713     $ 7,172
  Jet fuel...............................    1,119       1,160       1,242       1,173       1,387
  Kerosene, heating and diesel oils......      601         462         449         368         480
  Heavy fuel oils........................      454         404         423         469         495
  Propane and other LPG..................      451         398         419         408         390
  Asphalt................................      284         240         230         168         185
  Lubricants, grease, process oils and
     wax.................................      614         596         551         575         584
  Coke...................................       29          20          22          16          42
  All other products.....................      922         962         763         753         885
                                           -------     -------     -------     -------     -------
       TOTAL.............................  $12,116     $11,060     $10,786     $10,643     $11,620
                                           =======     =======     =======     =======     =======
                                                        (thousands of barrels daily)
REFINED PRODUCT SALES VOLUMES
  Automotive gasoline....................      750         685         638         596         636
  Jet fuel...............................      139         145         143         128         141
  Kerosene, heating and diesel oils......       73          59          54          42          52
  Heavy fuel oils........................       82          87         103         108         113
  Propane and other LPG..................       98          88          89          87          74
  Asphalt................................       42          40          37          35          32
  Lubricants, grease, process oils and
     wax.................................       19          19          17          18          17
  Coke...................................       14           6           6           6          15
  All other products.....................      131         143         113         100         115
                                           -------     -------     -------     -------     -------
       TOTAL.............................    1,348       1,272       1,200       1,120       1,195
                                           =======     =======     =======     =======     =======

CHEMICAL PRODUCTS

     The Company is a major producer in the United States of olefins, aromatics, detergent alcohols, ethylene oxide and derivatives, thermoplastic elastomers, epoxy resins, oxygenated and hydrocarbon solvents and polyester resins. These basic chemical products are used in many consumer and industrial products and processes. They are sold primarily to industrial markets in the United States through Shell Oil's own sales force; some products are also sold through distributors. Approximately 20 percent of chemical volumes are sold outside the United States. Chemical products are delivered to customers principally by rail, truck, ship and pipeline. In addition, petrochemicals are manufactured by a joint venture with Saudi Basic Industries Corporation and sold in worldwide markets. Ethylene oxide and other catalysts are manufactured and sold through joint ventures with affiliated and other parties. To further improve long-term profitability, Shell Oil continues to pursue new business ventures and growth opportunities in areas that complement its strengths in technology and feedstocks. In early 1995, the Company placed its polypropylene-related assets into a separate company and in early 1996 sold those assets (see Item 3. Legal Proceedings, page 20).

     Total revenues, operating profit and segment net income for Chemical Products' activities for each of the past three years, together with capital expenditures and related identifiable assets at the end of each year, were as set out below. For additional information, see Note 18 of the Notes to Consolidated Financial Statements included in Item 14a.

                                                               1995        1994        1993
                                                              ------      ------      ------
                                                                  (millions of dollars)
    REVENUES
         Sales and other operating revenue..................  $4,841      $4,075      $3,687
         Other revenue......................................      15          12          16
         Intersegment transfers.............................     152         158         172
                                                              ------      ------      ------
                   TOTAL REVENUES...........................   5,008       4,245       3,875
    COSTS AND EXPENSES
         Costs and operating expenses.......................   3,778       3,654       3,315
         Depreciation, depletion, amortization and
           retirements......................................     273         288         232
                                                              ------      ------      ------
                   OPERATING PROFIT.........................     957         303         328
         Allocated corporate expenses.......................      17          16          24
         Allocated income taxes.............................     371          98         119
         Equity in net (income) loss of others..............    (135)        (34)        (35)
                                                              ------      ------      ------
                   INCOME FROM ONGOING OPERATIONS...........     704         223         220
         Other charges*.....................................      10          62         185
                                                              ------      ------      ------
                   SEGMENT NET INCOME.......................  $  694      $  161      $   35
                                                              ======      ======      ======
    CAPITAL EXPENDITURES....................................  $  422      $  343      $  319
                                                              ======      ======      ======
    IDENTIFIABLE ASSETS AT DECEMBER 31......................  $4,836      $4,520      $4,312
                                                              ======      ======      ======

------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

     Chemical sales revenues were as follows for the periods indicated:

                                                 1995       1994       1993       1992       1991
                                                ------     -------    -------    -------    -------
                                                               (millions of dollars)
Primaries (olefins, aromatics)................  $1,184     $ 1,024    $   869    $   980    $   967
Intermediates and solvents....................   1,644       1,314      1,211      1,152      1,290
Polymers......................................   1,861       1,550      1,434      1,013        942
Other.........................................      82          78         84        133         98
                                                ------     -------    -------    -------    -------
                                                $4,771     $ 3,966    $ 3,598    $ 3,278    $ 3,297
                                                ======      ======     ======     ======     ======

     The Company owns and operates chemical manufacturing facilities located at Martinez, California; Lakeland, Florida; Argo and Wood River, Illinois; Geismar, Norco, Taft and Reserve, Louisiana; Belpre, Ohio; Deer Park, Texas; and Pt. Pleasant, West Virginia. In 1995, major expansions of ethylene oxide and ethylene glycol capacities were completed at Geismar, and an increase in the ethylene capacity was completed at the olefins complex at Norco. A modernization of an olefins cracker at Deer Park is expected to be completed in early 1996. A 30 percent expansion in the annual capacity of the polyester resins plant at Pt. Pleasant is expected to be onstream by mid-1996. In the first expansion outside of the United States, a 200 million pound capacity polyester resins plant is planned for Altamira, Mexico with operations expected to begin in early 1998. In 1996, the Pt. Pleasant facility will begin to manufacture CorterraTM, a new polymer product designed for use in staple and continuous filament textile and carpet products. The rebuilding of a Kraton(R) D elastomers unit, destroyed in a 1994 explosion and fire, is nearing completion with start-up expected in early 1996.

OTHER BUSINESSES

     In connection with its oil and gas exploration and production business, Shell Oil has reserves of, and produces, sulfur and carbon dioxide. Sulfur is recovered in some of its natural gas plants and refinery operations. In late 1995, Shell Oil sold its interest in certain high sulphur gas assets, very significantly reducing its sulphur reserves. Estimated year-end proved reserves and production of sulfur and carbon dioxide for each of the periods indicated were as follows:

                                                 1995       1994       1993       1992       1991
                                                ------     ------     ------     ------     ------
SULFUR (thousands of long tons)
  Estimated proved reserves...................     183      3,860      4,075      4,304      4,681
  Production..................................     200        209        228        245        284
  Recovered in refinery operations............     326        251        255        207        241
  Average price per ton.......................  $29.25     $14.67     $30.04     $54.37     $84.44
CARBON DIOXIDE (billions of cubic feet)
  Estimated proved reserves...................   4,122      4,212      4,250      4,315      4,788
  Production..................................     112        114        100        109        111
  Average price per thousand cubic feet.......  $ 0.22     $ 0.17     $  .37     $  .47     $  .46

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

  Environmental Matters

     Federal environmental laws and regulations including the National Environmental Policy Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; the Comprehensive Environmental Response, Compensation and Liability Act; and their implementing regulations, as well as numerous state and local environmental laws, continue to have a significant impact on Shell Oil's operations. Additional information concerning the effect that compliance with such environmental requirements may have on capital expenditures, earnings and competitive position, including information concerning allegations or claims received regarding site cleanup obligations, is incorporated herein by reference from Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental Matters (pages 29-31), and Item 3. Legal Proceedings (pages 18-21).

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

  Research

     Total research and development expenses charged to income (including applicable operating taxes and depreciation) in 1995 amounted to $167 million, compared with $170 million in 1994 and $192 million in 1993. In 1995, about 74 percent was spent on Shell Oil sponsored research and development activities relating to the improvement of existing, and the development of new, products and processes, as compared to 73 percent in 1994 and 65 percent in 1993. The remainder in each period was spent primarily on oil and gas exploration and production activities.

     The Company and another company of the Royal Dutch/Shell Group of Companies have an arrangement whereby each will perform for, and exchange with, the other, research services in petroleum technology, chemicals and other fields. In addition, certain subsidiaries of the Company have technology sharing agreements with certain other affiliates.

ITEM 3. LEGAL PROCEEDINGS.

     In December 1983, the United States filed a civil action in the United States District Court for the District of Colorado against the Company alleging environmental damage and other liabilities based primarily upon CERCLA and upon alleged breaches of lease obligations and other common law claims resulting from the Company's operations from 1952 to 1982 at the United States Army's Rocky Mountain Arsenal near Denver, Colorado (RMA). The State of Colorado contemporaneously filed in the same court an action under CERCLA against the United States, the United States Army and the Company alleging in part that, under CERCLA, the State is trustee of the natural resources in question. The United States and the Company entered into a Consent Decree effective February 12, 1993. Under the Decree, the Company would pay 50 percent of any amount expended for remedial costs and natural resource damages up to $500 million. The Company would also pay 35 percent of such expenditures between $500 million and $700 million and 20 percent of any amount expended in excess of $700 million. On June 13, 1995 the United States, the State of Colorado, and the Company reached agreement on a Conceptual Remedy for the cleanup of the RMA. The Conceptual Remedy is subject to public review and comment and other formal proceedings under CERCLA before it can be established in the official Record of Decision
(ROD) as the remediation plan. It is anticipated that the ROD for the RMA will be published in 1996. The Conceptual Remedy is estimated to cost approximately $2 billion (including sums already incurred by the U.S. Army and the Company). The Company has accrued $500 million before tax for its share of related costs, including provisions of $215 million in 1993 and $105 million in 1992. The Company's share of expenditures through December 31, 1995 was approximately $265 million. The Company believes that accruals previously made in connection with this matter will be adequate to cover anticipated costs under the Conceptual Remedy. The Company has reached settlements with certain of its insurers, resulting in the dismissal of the California insurance litigation regarding the RMA.

     Since 1984, the Company has been named as a defendant in numerous product liability cases, including class actions, involving the failure of plumbing systems in the United States constructed with polybutylene plastic pipe. Some other claims involve pipe connecting end users with utility water lines and other cases involve problems with municipal water distribution systems. Numerous claims seeking reimbursement for repairs to leaking polybutylene plumbing systems have also been received. The components of such plumbing systems were manufactured primarily by United States Brass Corporation (United States Brass) and Vanguard Plastics, Inc. using polybutylene resin supplied by the Company to fabricate the pipe and initially polyacetal resin supplied by E.I. DuPont de Nemours and Company (DuPont) and Hoechst Celanese Corporation (Hoechst Celanese) to fabricate the pipe fittings. The suits claim property damages, principally from leaking residential plumbing systems and, in some cases, fraud and intentional misrepresentation. The fabricators of the plumbing systems and the manufacturers of the resin for the polyacetal fittings, as well as the builders and installers of the systems in various locations, are also defendants in these cases. The Company's position and most of the judgments to date have confirmed that most of the leaks in residential plumbing systems have occurred due to the failure of the polyacetal insert fitting system. Polyacetal is no longer used to manufacture insert fittings for these systems. The number of new claims received increased significantly during 1995.

     In addition to the numerous individual claims, over 25 purported nationwide, statewide or partial-statewide class action suits have been filed. A settlement was certified against DuPont in a nationwide class action suit pending in state court in Green County, Alabama and the Company and Hoechst Celanese entered into a settlement in a nationwide class action pending in Tennessee state court, which was approved by the Court in the fourth quarter of 1995. By year-end 1995, settlement had been reached with an attorney representing many of the known opt-outs to such Tennessee settlement; however, a significant number of opt-outs remain and at least some are likely to seek to litigate their claims. The Tennessee settlement provides for the creation of an entity to receive and handle claims (which entity will replace the Plumbing Claims Group) and for a $950 million fund to pay defendants' claims, which claims may be made over a period of up to 14 years, depending on various factors. If the settlement funds are exhausted, additional funds may be provided by the defendants or new claimants may seek their remedy in a new court proceeding at that time. There are issues remaining to be resolved in connection with certain litigation in other states and possible conflicts among the various courts. There are also significant issues to be resolved as to how costs will be shared among the defendants, certain of which issues are anticipated to be resolved through arbitration during 1996. Additionally, in matters outside the class actions, claims involving problems with polybutylene pipe used in municipal water distribution systems increased during 1995. The Company will continue to defend vigorously in these matters but it cannot currently predict when or how polybutylene related matters will finally be resolved. The Company believes it has certain insurance coverage regarding polybutylene and has filed a declaratory judgement action seeking confirmation of such coverage through mid-1985.

     The Company is a party to litigation regarding Nemagon(R), an agricultural chemical containing DBCP manufactured and sold by the Company from 1955 to 1978. Decreases in the maximum contamination level for DBCP have resulted in residual traces of DBCP present in the groundwater in the area of certain wells exceeding certain state and federal maximum contamination levels. The claims in the litigation seek the cost of cleanup and future monitoring of such water wells. The Company is a co-defendant in these cases with other substantial manufacturers and suppliers of the same chemical. During the second quarter of 1995, the majority of these cases were settled, with defendants accepting certain future obligations. Ultimate exposure will not be known with certainty until all cases are resolved and time has passed to see what cleanup will in fact be required, which may be affected both by changes in levels detected in certain water tables, new wells drilled and regulations in place. Cases involving between 25,000 and 28,000 plaintiffs have been filed against the Company, other substantial manufacturers and suppliers of DBCP and various banana growers. These actions allege that the plaintiffs suffer fertility problems arising from exposure to DBCP while working on banana plantations outside the United States. Most of these cases were filed in Texas state court, were removed to federal court in Texas, and have now been sent by the federal court for handling in the courts of the various jurisdictions outside the United States where the plaintiffs allege that damages were incurred. Four cases remain pending in the United States, involving approximately 7,000 plaintiffs. Challenges to jurisdiction and appropriate forum are being asserted by the defendants in those cases. The Company is contesting whether any injury has in fact been incurred by plaintiffs, whether DBCP was in fact the cause of any such injury as may exist, and in any case if the Company was a supplier or otherwise had liability in connection with any such injury. The Company believes that it has insurance coverage regarding DBCP claims and has filed a declaratory judgment action in California Superior Court seeking to resolve this coverage issue.

     In December 1993, a Los Angeles County Superior Court jury, in two consolidated lawsuits against the Company and its subsidiary involving the condition of the Dominguez oil field, returned a verdict against "Shell" in the amount of $46.9 million compensatory damages and $173 million punitive damages. Plaintiffs allege they were defrauded, that the oil and gas lease was breached, and that soil contamination on the property constitutes a continuing trespass. Final resolution through the appeals process could take at least another year. For a number of reasons, the Company believes the verdict was wrong and expects ultimately to prevail in the litigation.

     The Company, along with its parent companies and other affiliated companies, was sued in the United States District Court for the Southern District of New York in January of 1995 by Union Carbide Corporation (Union Carbide), concerning a proposed joint venture between affiliates of the Company and another company involving their polyolefins businesses. The plaintiff alleged, among other things, that the new venture caused a breach of certain contractual obligations of the Company to Union Carbide. Discovery continues in the litigation after nonbinding mediation in December of 1995. In a separate proceeding, the Federal Trade Commission (FTC) accepted a consent agreement which permitted the formation of the new venture, Montell Polyolefins, on March 31, 1995. The Company agreed, as a part of such consent agreement, to hold separate and divest its polypropylene-related assets. Pursuant to the agreement reached with the FTC, during the first quarter of 1995, the Company formed a new subsidiary and transferred its polypropylene-related assets to that subsidiary. The FTC approved the sale of such subsidiary to Union Carbide and, during the first quarter of 1996, the Company sold its polypropylene subsidiary to Union Carbide.

     In July 1995, the Texas General Land Office (Texas GLO), on behalf of the Permanent School Fund of the State of Texas, as well as several trusts and one individual filed an action in the District Court of Travis County, Texas, against a subsidiary of the Company and seven other oil companies alleging underpayment of royalties for crude oil and condensate (crude oil). The suit alleges that the defendants have set their posted prices for crude oil at unreasonably low levels resulting in lower royalty payments. The lawsuit is also brought on behalf of the class of persons to whom the oil companies have made royalty or overriding royalty payments on the basis of posted prices for crude oil. In November 1995, the plaintiffs' petition in this case was amended to add the state of Texas on behalf of those state agencies with responsibilities for collecting oil royalties, other than the Texas GLO, and on behalf of the Comptroller of Public Accounts and to add additional defendants, including the Company. The claim by the Comptroller is for underpayment of oil production tax based upon an alleged under valuation of oil for purposes of calculating and paying the tax. Similar cases claiming an underpayment of royalties based upon allegedly low posted prices have been filed by private parties in the states of Oklahoma and New Mexico, and by the State of Louisiana as to underpayment of severance taxes. Further, a purported class action has been filed in Lee County, Texas against numerous oil companies, including a subsidiary of the Company, alleging a conspiracy to fix posted prices and violations of the Common Purchaser Statute. Cases have also been filed challenging royalties paid in connection with gas production, citing various grounds for such challenges. The Shell Oil companies involved intend to vigorously defend such cases.

     The Company has been informed that the premises of its former manufacturing plant in Torrance, California have been noticed for listing as a CERCLA site. The plant was used for the manufacture of synthetic rubber by the United States government during World War II and the Korean War. The Company owned and operated the plant from 1955 to 1972. The Company and the United States have agreed to a cost sharing formula to cover the remediation of 3 acres of the premises on which extensive waste disposal occurred; a final plan for such remediation has not been approved. The Company is currently engaged in an investigation of the remaining portions of the former plant site to determine if any further remediation may be required.

     In August 1990, the EPA and certain Louisiana state agencies conducted an inspection of the Company's Norco, Louisiana Manufacturing Complex. As a result, the Company has received notices alleging violations of the Safe Drinking Water Act, the Resource Conservation and Recovery Act and other environmental statutes arising out of waste handling and related practices at the complex. In January 1996, a complaint was filed against the Company in the United States District Court, Eastern District of Louisiana, for violations stemming from such inspection. The Consent Decree resolving the alleged violations was filed contemporane-ously with the Court. Pursuant to the Consent Decree, the Company agrees to pay a penalty of $1 million and perform certain supplemental environmental projects.

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

     It is not possible for the Company to predict with precision what the final effect of the foregoing litigation will be on the Company. However, while periodic results may be significantly affected by costs in excess of provisions related to one or more of these proceedings, based on developments to date, the Company does not anticipate a material adverse effect on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     The Company's common stock is not publicly traded.

     Cash dividends were paid quarterly as follows:

                                                1995                            1994
                                   ------------------------------   ------------------------------
                                   FIRST   SECOND  THIRD   FOURTH   FIRST   SECOND  THIRD   FOURTH
                                   -----   ------  -----   ------   -----   ------  -----   ------
                                                      (millions of dollars)
    Cash dividends..............   $350    $350    $350    $350     $200    $500    $350    $350

ITEM 6. SELECTED FINANCIAL DATA.

     Selected financial data is presented below for the periods indicated.

                                              1995       1994       1993       1992       1991
                                             -------    -------    -------    -------    -------
                                                            (millions of dollars)
STATEMENT OF INCOME DATA
     Revenues..............................  $24,650    $21,581    $21,092    $21,702    $22,411
     Costs and expenses....................   23,130     21,073     20,311     21,257     22,391
                                             -------    -------    -------    -------    -------
     Income from operations................    1,520        508        781        445         20
     Cumulative effect of accounting
       changes.............................       --         --         --       (635)        --
                                             -------    -------    -------    -------    -------
     Net income (loss).....................  $ 1,520    $   508    $   781    $  (190)   $    20
                                             =======    =======    =======    =======    =======
BALANCE SHEET DATA
     Total assets..........................  $27,021    $26,379    $26,851    $26,970    $27,998
     Gross investment*.....................   41,150     40,045     39,822     39,971     39,672
     Total debt............................    3,251      2,995      3,014      3,703      4,288
     Deferred income tax liability.........    2,841      3,137      3,754      3,541      4,115
     Shareholder's equity..................   13,853     13,733     14,624     14,608     15,605
STATEMENT OF CASH FLOWS
     Cash provided by operating
       activities..........................  $ 3,473    $ 3,014    $ 3,172    $ 2,446    $ 1,878
     Capital expenditures..................    2,957      2,451      1,981      2,239      2,615
     Cash dividends........................    1,400      1,400        763        750        750

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

KEY FINANCIAL RESULTS

     -- Net income in 1995 was $1,520 million, compared with net income of $508 million in 1994 and $781 million in 1993.

     -- Adjusted net income, which excludes special items, was $1,408 million in 1995, compared with $1,118 million in 1994 and $832 million in 1993.

     -- Cash flows from operating activities in 1995 were $3,473 million, compared with $3,014 million in 1994 and $3,172 million in 1993.

     -- Revenues in 1995 were $24.6 billion, up from $21.6 billion in 1994 and $21.1 billion in 1993.

     -- Shareholder's equity was $13.9 billion at the end of 1995, up from $13.7 billion in 1994, but down from $14.6 billion in 1993.

     -- Net income as a percent of net investment was 8.0 percent in 1995, compared with 2.8 percent in 1994 and 4.1 percent in 1993.

     -- Total debt at the end of 1995 was $3,251 million compared with $2,995 million in 1994 and $3,014 million at year-end 1993. At that level, it represented 19.0 percent of total capital, compared with 17.9 percent at year-end 1994 and 17.1 percent at the end of 1993.

OIL AND GAS EXPLORATION AND PRODUCTION

    INCOME HIGHLIGHTS                                              1995      1994     1993
    -----------------                                              ----      ----     ----
                                                                    (millions of dollars)
    Income from Ongoing Operations...............................  $622      $259     $478
    Other Charges*...............................................    (1)       (2)      (1)
                                                                   ----      ----     ----
    Segment Net Income...........................................   621       257      477
    Special Items (includes "Other Charges").....................    51      (200)      25
                                                                   ----      ----     ----
    Adjusted Net Income..........................................  $570      $457     $452
                                                                   ====      ====     ====

---------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

     Oil and Gas Exploration and Production income from ongoing operations was $622 million in 1995, compared with $259 million in 1994 and $478 million in 1993. Income from ongoing operations excludes charges to segment net income which are associated with major product classifications for which there has been no revenue stream or investment for the past five years.

     Segment net income in 1995 was $621 million, compared with $257 million in 1994 and $477 million in 1993. Adjusted net income, which excludes special items, was $570 million in 1995, an increase of $113 million over 1994 and $118 million over 1993.

     For 1995, results improved over 1994 primarily due to increased production of crude oil and natural gas and higher average crude oil prices. These benefits more than offset the effect of lower average natural gas prices, which impaired income about $120 million in comparison to 1994. Domestic crude oil prices in 1995 averaged $15.02 per barrel, up $1.61 over 1994 and $.94 over 1993. The average selling price of net domestic marketable natural gas produced in 1995 was $1.65 per thousand cubic feet, down 25 cents from 1994 and 47 cents from 1993.

     Special items increased segment net income by $51 million in 1995, decreased net income by $200 million in 1994, but increased net income by $25 million in 1993. Special items in 1995 included a benefit from tax losses totaling $125 million and an additional $30 million benefit as the result of prior-year tax adjustments. Also benefiting net income in 1995 were gains totaling $51 million related to the sale of oil and gas properties and the receipt of $21 million in compensation related to a previously expropriated international asset. Partially offsetting these benefits were a $145 million after-tax charge related to the adoption of Statement of Financial Accounting Standards No. 121 and $26 million in provisions for litigation and property damages. Special items in 1994 included charges of $315 million attributable to write-offs of undeveloped offshore frontier Alaska properties and nonproducing heavy oil properties in California, exploratory dry holes and provisions for restoration costs. Also, 1994 income was reduced $108 million for litigation settlements and provisions. Partially offsetting these charges were benefits of $223 million, primarily related to prior-year tax adjustments. Special items in 1993 included benefits from prior-year tax adjustments of $113 million, partially offset by the $68 million effect from the tax rate change, and a work-force reduction charge of $12 million.

     Cash provided by operating activities was $1,923 million in 1995, compared with $1,546 million in 1994, and $2,184 million in 1993.

     Crude Oil Production -- Domestic net crude oil production, on a barrels per day basis, averaged 371,000 in 1995, 355,000 in 1994 and 349,000 in 1993.
Increased production in the Gulf of Mexico, particularly in the deepwater Gulf, more than offset normal declines.

     International net production, on a barrels per day basis, averaged 51,000 in 1995, up 8,000 over 1994, but down 10,000 from 1993. Increased production in 1995 over 1994 was primarily attributable to new production in China. In late 1993, Shell Oil exchanged the assets of subsidiaries which held production rights in Syria for an interest in a Dutch affiliate.

     Gas Production -- Average net natural gas production of 1,825 million cubic feet per day in 1995 increased over both 1994 and 1993 by 12 percent and 21 percent, respectively. The increase in 1995 was due to new and increased production in the Gulf of Mexico.

     Natural Gas Liquids -- Net natural gas liquids production, on a barrels per day basis, was 70,000 in 1995, up 9,000 over 1994 and 16,000 over 1993. The 1995 average price of $12.00 was $.06 higher than 1994, but $.93 lower than 1993.

     Deepwater Development -- Deepwater development activity accelerated in 1995. At Prospect Mars, located approximately 130 miles southeast of New Orleans, construction continued ahead of schedule for a tension leg platform
(TLP) to be placed in 2,940 feet of water. Mars, owned 71.5 percent by Shell Oil, is designed to recover approximately 500 million barrels of crude oil equivalents in its first phase. First production from Mars is now anticipated in mid-1996. A decision to proceed with subsequent development of Mars will be made about two to three years after production from the first phase commences. Development of Prospect Ram/Powell (Shell Oil interest -- 38 percent) at a gross cost of $1 billion was announced in January 1995. Production is expected to begin in late 1997 from a TLP located in 3,220 feet of water, reaching a peak of 60,000 barrels of oil and 200 million cubic feet of natural gas per day. Gross ultimate recovery from Ram/Powell is expected to be approximately 250 million barrels of crude oil equivalents. Plans to develop Prospect Mensa (Shell Oil interest -- 100 percent) in a world record water depth of 5,400 feet were announced in May 1995. Gross ultimate recovery from Mensa is estimated at 720 billion cubic feet of natural gas. Initial production from Mensa is targeted for late 1997, with peak production of 300 million cubic feet of natural gas per day occurring shortly thereafter. Mensa will be a subsea development, with up to 4 wells located on the sea floor with flowlines connecting to a conventional platform some 68 miles away in shallower water. In September 1995, Shell Oil announced formation of a joint project team with co-venturers to begin final design for a TLP to develop Prospect Ursa (Shell Oil interest -- 45.4 percent). The Ursa TLP, which will set a new world record for TLP water depth at approximately 3,950 feet, is expected to be installed in early 1999, with first production anticipated in mid-1999. Anticipated peak daily production is expected to be 150,000 barrels of oil and 400 million cubic feet of gas. Estimated gross ultimate recovery for Ursa is between 250 to 500 million barrels of crude oil equivalents.

     Costs and Expenses -- Production costs in 1995 totaled $1,124 million, down $15 million from 1994 and $111 million from 1993, primarily due to the continuing success of cost reduction programs and changed operations in Syria. Exploration expenses of $246 million in 1995, including dry hole costs of $96 million, decreased $97 million from 1994, and $52 million from 1993. Dry hole costs in 1994 were higher than in 1995 and 1993, due primarily to write-offs related to Alaska and other exploratory wells. Exclusive of dry holes, 1995 exploration costs increased marginally over 1994, but declined $37 million from 1993, reflecting cost containment measures and a more focused exploration program.

     Depreciation, depletion and amortization costs were $1,533 million in 1995, down $72 million from 1994, but up $308 million over 1993. The higher costs in 1994 were primarily due to the write-offs of certain nonproducing properties and to other property provisions. Excluding these write-offs, depreciation, depletion and amortization costs were higher in 1995 than 1994 due primarily to the impact from the adoption of Financial Accounting Standard No. 121 and increased production.

     Property sales in 1995 resulted in gains totaling $51 million, minimal gains in 1994, and a gain of $10 million in 1993.

     Capital Expenditures -- Capital spending for Oil and Gas Exploration and Production was $1,395 million in 1995, compared with $952 million in 1994 and $877 million in 1993. The increase in 1995 over both 1994 and 1993 was due to higher spending for production drilling and development in the Gulf of Mexico. The higher level of capital spending is expected to continue through the decade as Shell Oil develops the Gulf of Mexico projects.

     Hydrocarbon Reserves -- In 1995, reserve additions, mainly from discoveries, extensions and improved recovery techniques, were 333 million barrels on a crude oil equivalent basis. These additions were offset by producing property sales and revisions to previous reserve estimates of 86 million equivalent barrels, and production. In 1994 and 1993, reserves also declined.

     Net wells drilled in 1995 totaled 297, up 53 over both 1994 and 1993.

OIL PRODUCTS

    INCOME HIGHLIGHTS                                               1995     1994     1993
    -----------------                                               ----     ----     ----
                                                                    (millions of dollars)
    Income from Ongoing Operations................................  $457     $427     $285
    Other Charges*................................................    17      (54)      (5)
                                                                    ----     ----     ----
    Segment Net Income............................................   474      373      280
    Special Items (includes "Other Charges")......................   177      (24)     (28)
                                                                    ----     ----     ----
    Adjusted Net Income...........................................  $297     $397     $308
                                                                    ====     ====     ====

---------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

     Oil Products income from ongoing operations in 1995 was $457 million, compared with $427 million in 1994 and $285 million in 1993. Segment net income in 1995 was $474 million, compared with $373 million in 1994 and $280 million in 1993.

     Adjusted net income, which excludes special items, was $297 million in 1995, a decrease from the previous two years of $100 million and $11 million, respectively. These results were lower than 1994 due to depressed refined product margins. Early in 1995, margins were extremely low as selling prices failed to cover increasing hydrocarbon costs. While margins improved over the balance of 1995, the total year was still depressed relative to 1994. Progress continued in 1995 in reducing fixed operating costs primarily in distribution, manufacturing and marketing, while sales of branded automotive gasoline improved 2 percent and manufacturing reliability remained strong.

     Special items improved segment net income in 1995 by $177 million, primarily due to a gain of $166 million from the partial liquidation of crude oil and refined product inventories valued on a last-in, first-out (LIFO) basis. In 1994, net income was reduced by $54 million for environmental provisions related to off-site contamination, partially offset by a gain of $28 million for the partial liquidation of refined product inventories valued on a LIFO basis. The remainder of the special items benefited income $2 million as a net gain from asset sales was offset by environmental provisions. In 1993, special items included net tax effects of $14 million, including $24 million from the tax-rate change, work-force reduction charges of $9 million, an $8 million charge for the partial liquidation of crude oil and refined product inventories and $5 million for environmental remediation. Partially offsetting these charges were gains from asset sales totaling $8 million.

     Cash flow provided by operating activities was $1,130 million in 1995, up $177 million and $380 million over 1994 and 1993, respectively. Capital expenditures in 1995 of $1,065 million were about the same as 1994, decreasing $22 million, but up $361 million over 1993. Spending in 1995 was mainly for the coker and "clean fuels" project at the Martinez, California refinery. During 1995, the refinery upgrade, including the installation of a coker, was concluded at the jointly-owned Deer Park refinery.

     Refined Product Sales Volumes -- Total 1995 refined product sales volumes were 1,348,000 barrels per day, up from 1,272,000 in 1994 and 1,200,000 in 1993.
Automotive gasoline sales volumes in 1995 increased 9 percent over 1994 and 18 percent over 1993. Volumes sold through branded service stations in 1995 were up 2 percent over 1994 and 6 percent over 1993.

     Jet fuel sales decreased slightly compared with 1994 and 1993. Kerosene, heating and diesel oil sales increased 24 percent over 1994 and 35 percent from 1993.

     Residuals sales volumes were down 6 percent from 1994 and 20 percent from 1993, in part due to the start-up in mid-year 1995 of the new coker unit at the 50 percent owned Deer Park refinery. Lubricants sales volumes were flat.

     Refined Product Prices -- Average refined product selling prices increased 2 cents per gallon in 1995 over 1994 and were the same as in 1993. Prices increased in 1995 in almost all product categories due to rising hydrocarbon costs. Average automotive gasoline selling prices increased 1 cent per gallon over 1994, but were down 2 cents per gallon from 1993.

CHEMICAL PRODUCTS

                         INCOME HIGHLIGHTS                        1995     1994      1993
    ------------------------------------------------------------  ----     -----     -----
                                                                   (millions of dollars)
    Income from Ongoing Operations..............................  $704     $ 223     $ 220
    Other Charges*..............................................   (10)      (62)     (185)
                                                                  ----      ----      ----
    Segment Net Income..........................................   694       161        35
    Special Items (includes "Other Charges")....................   (31)     (265)     (204)
                                                                  ----      ----      ----
    Adjusted Net Income.........................................  $725     $ 426     $ 239
                                                                  ====      ====      ====

---------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

     Chemical Products income from ongoing operations in 1995 was a record $704 million, compared with $223 million in 1994 and $220 million in 1993. Segment net income in 1995 was $694 million, compared with $161 million in 1994 and $35 million in 1993.

     Adjusted net income, which excludes special items, was $725 million in 1995, an increase of $299 million over 1994 and $486 million over 1993.

     The substantial increase in adjusted net income in 1995 over both previous years was primarily attributable to improved margins and increased sales volumes across most product lines. Late in 1995, however, margins began to weaken. Income performance in both 1995 and 1994 was burdened with significant costs for litigation.

     Special items reduced segment net income $31 million in 1995, $265 million in 1994, and $204 million in 1993. In 1995, income was reduced $31 million due to $22 million in charges related to environmental provisions, $5 million for asset write-offs, and a $4 million dispute settlement. In 1994, income was reduced by $201 million for litigation provisions, settlements and damage claims, $62 million for environmental provisions related to off-site contamination, and $34 million for write-offs of idle assets. Partially offsetting these 1994 charges were gains of $32 million from asset sales. In 1993, income was reduced $185 million for environmental provisions mainly related to the Rocky Mountain Arsenal in Colorado, $23 million for claims and litigation, $5 million for work-force reductions, and a net $13 million from tax items, including $19 million for the tax-rate change. Partially offsetting these reductions were $22 million in gains from asset sales.

     Cash provided by operating activities in 1995 was $952 million, compared with $559 million in 1994 and $447 million in 1993.

     Despite weakening year-end margins, results in our 50 percent owned Saudi Arabian petrochemical venture were improved in 1995 over both 1994 and 1993. These 1995 improvements were due to higher margins and increased sales volumes as strengthened market conditions in the Far East and Europe resulted in increased demand.

     Total chemical sales volumes in 1995 improved 3 percent over 1994 and 9 percent over 1993, reflecting improved economic conditions.

     Capital spending for Chemical Products was $422 million in 1995, compared with $343 million in 1994 and $319 million in 1993. Capital projects active in 1995 included expansions of the polyester resins plant capacity, spending for the modernization of an olefins unit at Deer Park, and additional contributions toward an MTBE plant and other facilities in Saudi Arabia. Additionally, a major expansion of ethylene oxide and ethylene glycol capacity was completed at Geismar. In early 1996, Shell Oil sold its polypropylene business and related assets.

OTHER SEGMENT

                          INCOME HIGHLIGHTS                        1995     1994      1993
    -------------------------------------------------------------  ----     -----     ----
                                                                    (millions of dollars)
    Segment Net Loss.............................................  $(78)    $(235)    $(27)
    Special Items................................................   (74)     (208)      --
                                                                   ----      ----     ----
    Adjusted Net Loss............................................  $ (4)    $ (27)    $(27)
                                                                   ====      ====     ====

     The Other operating segment incurred a net loss of $78 million in 1995, compared with net losses of $235 million in 1994 and $27 million in 1993. The loss in 1995 was mainly due to special items, which included an $84 million write-down of real estate property held for sale, and $15 million related to the adoption of Statement of Financial Accounting Standards No. 121, partially offset by a tax benefit totaling $25 million. In 1994, the loss was mainly due to special items totaling $208 million, which included the loss on the sale of a coal investment and write-offs of nonproducing coal leases. The 1993 operating loss was mainly attributable to equity interests in coal mining.

NONALLOCATED CORPORATE COSTS

                         INCOME HIGHLIGHTS                       1995      1994      1993
    -----------------------------------------------------------  -----     -----     -----
                                                                   (millions of dollars)
    Nonallocated Costs.........................................  $(191)    $ (48)    $  16
    Special Items..............................................    (11)       87       156
                                                                  ----      ----      ----
    Adjusted Nonallocated Costs................................  $(180)    $(135)    $(140)
                                                                  ====      ====      ====

     Corporate costs not allocated to the operating segments were $191 million for the year 1995 and $48 million in 1994. In contrast, corporate items benefited net income $16 million in 1993.

     In 1995, special items included asset write-offs of $34 million, partially offset by a gain from an insurance settlement. In 1994, special items included a favorable prior-year tax adjustment of $100 million, partially offset by provisions for claims and litigation settlement. In 1993, special items included a favorable prior-year tax adjustment of $161 million, partially offset by litigation provisions. Excluding these effects, corporate costs, primarily related to financing, increased in 1995 compared with both previous years, due primarily to higher interest expense related to a higher average debt level.

CAPITAL RESOURCES AND LIQUIDITY

     Cash provided by operating activities continued to be the primary source of funding for Shell Oil's capital investment program, dividends and other needs. In 1995, cash provided by operating activities totaled $3,473 million, up $459 million over 1994, and exceeding cash used for investing activities in 1995 by $790 million. Similarly, cash provided by operating activities in 1994 totaled $3,014 million and exceeded cash used for investing activities by $751 million. In 1993, cash provided by operating activities totaled $3,172 million and exceeded investing activities by $1,814 million. Total debt increased $256 million to $3,251 million, with the debt-to-total-capital ratio increasing to
19.0 percent. In addition, cash dividends were $1,400 million in 1995 and 1994, compared with $763 million in 1993.

     Cash Provided by Operating Activities -- In 1995, cash provided by operating activities amounted to $3,473 million, compared with $3,014 million in 1994 and $3,172 million in 1993. In 1993, cash provided by operating activities benefited from a nonrecurring crude oil advance sale. Higher earnings in 1995 accounted for the improvement over both 1994 and 1993.

     Cash Used for Investing Activities -- The major use of cash flows from operating activities was for capital expenditures, which amounted to $2,957 million in 1995, $2,451 million in 1994, and $1,981 million in 1993. Proceeds from property sales in 1995 totaled $202 million and in 1994 totaled $77 million. Proceeds from property sales in 1993 totaled $539 million, including sales of producing properties and 50 percent of the Deer Park refining assets. The increase in net cash used for investing activities in 1995 over 1994 and 1993 was due to higher capital expenditures.

     Debt Obligations -- At year-end 1995, Shell Oil had increased its total debt by $256 million, compared with decreases of $19 million in 1994 and $689 million in 1993. Shell Oil's ratio of total debt-to-total-capital was 19.0 percent at the end of 1995, compared with 17.9 percent at the end of 1994 and
17.1 percent at the end of 1993.

     Capital Spending -- Shell Oil's capital spending of $3.0 billion in 1995 was virtually the same as planned at the beginning of the year. In 1995, exploration and production activities accounted for 47 percent of total capital, compared with 39 percent in 1994 and 44 percent in 1993. These outlays were primarily in the United States. Oil and Chemical Products accounted for 50 percent of total spending in 1995, compared with 58 percent in 1994 and 52 percent in 1993. Overall, Shell Oil's capital expenditures increased in 1995 compared to 1994 due to a higher level of spending in the Gulf of Mexico.

     Capital and exploratory expenditures of $3.7 billion are planned for 1996. About $2.4 billion is allocated for exploration and production activities, an increase of over $700 million above the 1995 level. These expenditures reflect plans to accelerate development of and production from primarily deepwater Gulf of Mexico discoveries. Oil Products expenditures are budgeted for $800 million in 1996, reflecting additional spending as the upgrading of Shell Oil's Martinez, California refinery projects are completed. Chemical Products expenditures are expected to be about the same at $500 million. Plans include the expansion of olefins capacity and polyester resins business.

     Dividends -- Cash dividends were $1,400 million in 1995, unchanged from 1994, but increased $637 million over 1993.

     Liquidity -- Internally generated cash, access to outside financing based on strong credit ratings, and prudent management of working capital are the essential components of Shell Oil's liquidity position. Cash and cash equivalents amounted to $421 million at year-end 1995, a decrease of $196 million from 1994 and $875 million from 1993.

     Shell Oil's strategy continues to rely mainly on internally generated cash to finance routine operating requirements and capital spending. Short-term borrowings will generally be used to fund interim working capital needs and unusual requirements. As of December 31, 1995, unused revolving credit agreements of $500 million were available for general corporate purposes, including support of commercial notes. The Company plans to manage the level of backup facilities consistent with its cash and cash equivalents balances. As of the end of 1995, $500 million of a $1.0 billion shelf registration remained, allowing future flexibility in the public debt markets.

     As further discussed in Note 10 of the Notes to Consolidated Financial Statements, from time to time the Company utilizes financial derivatives to minimize its borrowing costs, and to reduce price volatility risks on commodities -- primarily crude oil, natural gas and refined products. During 1994, the Company used interest rate swaps to convert many of its fixed rate debt and other obligations to floating rates. At December 31, 1995 and 1994, the notional principal amounts of interest rate swaps outstanding were $2.3 billion and $2.6 billion, respectively, with maturities extending into the year 2017. The fair value of the swaps used to convert these fixed rate debt and other obligations to floating rates was $67 million at December 31, 1995, and a negative $174 million at the end of 1994.

     Working capital at the end of 1995 decreased $651 million over a year earlier due primarily to higher short-term debt and lower cash balances. Shell Oil's liquidity position is considerably stronger than indicated by these working capital levels because of relatively lower historical costs assigned to inventories under LIFO accounting procedures. The year-end inventory values included in working capital were below their current costs by $672 million at the end of 1995, $1,011 million in 1994 and $648 million in 1993.

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

     Discussions are ongoing with governmental agencies as to the scope and magnitude of Shell Oil's present closure and post-closure Resource Conservation and Recovery Act (RCRA) and similar state or local remediation obligations at operating locations. Such discussions are part of the normal RCRA regulatory process. Shell Oil anticipates that those discussions will result in corrective action being required at its manufacturing locations. The complexity of the factual issues and the evolving legal requirements, coupled with the many choices made available by diverse technologies that may be used in such corrective action, make it difficult to estimate with great reliability the total costs of such action. However, Shell Oil currently estimates the costs of implementing corrective action at its Martinez, California Manufacturing Complex to be about $20 million, substantially all of which has been expended. Corrective action at Shell Oil's Carson Plant (part of the former Wilmington Refinery) is expected to cost about $13 million, which amount is also provided for in the accounts. We are not aware of any state in which Shell Oil operates manufacturing facilities with stricter cleanup requirements than California; at this point, we do not believe that conditions requiring corrective action are more extensive at other manufacturing locations. Thus it is currently reasonable to assume that the costs estimated to be incurred at these two facilities are indicative of the costs which can be expected at other manufacturing locations. Based upon these facts and discussions with regulatory agencies, Shell Oil does not expect that the costs of taking corrective action over time under RCRA and similar state and local regulations at operating facilities will be material to Shell Oil's consolidated financial position or operating income in any year. All such expenditures are included in the environmental expenditures reported below and this matter is under continual review.

     RCRA also imposes obligations with respect to closure of a RCRA covered facility (i.e., a facility at which certain wastes are treated, stored or disposed of) and in certain cases for a 30-year post-closure period. The costs associated with such RCRA obligations are subject to a number of uncertainties including when such facilities will actually close and the time period over which closure/post-closure activity may take place. In 1995, Shell Oil confirmed its ability to pay $200 million for RCRA-related closure, post-closure and liability costs. The calculation of potential exposure in this area was made pursuant to the requirements of applicable federal and state law. Approximately $175 million of the closure/post-closure costs relate to Oil Products and $17 million to Chemical Products. Approximately $70 million of this exposure applies to actual closure costs ($59 million Oil Products, $11 million Chemical Products). It is reasonable to anticipate that all facilities will not incur such closure costs at the same time. Thus, such amounts will almost certainly be spent over a period of many years as the various facilities close. Approximately $122 million ($115 million related to Oil Products, $7 million to Chemical Products) of this $200 million relates to post-closure obligations over a thirty year period beginning at a still to be determined point, in most cases well into the future. While the ultimate closure and post-closure costs as required by RCRA cannot be precisely estimated at this time, management does not currently anticipate that they will materially adversely affect Shell Oil's consolidated financial position or operating income in any year.

     Shell Oil has established and reviews annually a reserve calculated to provide for RCRA closure and post-closure costs over the estimated useful life of its covered facilities. Shell Oil also recognizes certain abandonment and restoration obligations in connection with its oil and gas operations. Reserves are established and built over the estimated life of production with the intention to provide for the estimated costs of carrying out required statutory and lease obligations to plug and abandon wells and otherwise restore property by the time oil and gas production ceases.

     Shell Oil has received allegations or claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar state statutes that it is involved at 220 sites, including the Rocky Mountain Arsenal
(RMA) in Colorado, as further discussed in Note 16 of the Notes to Consolidated Financial Statements. Approximately 127 of these sites are alleged to involve Oil Products operations, 62 Chemical Products operations and 29 Exploration and Production operations. In a number of instances more than one business is alleged to be involved. As of December 1995, discussions or activities concerning 88 of these sites were active involving Shell Oil, other potentially responsible parties and relevant agencies or claimants. A site is considered active where discussion or activity is in progress between Shell Oil and the agency or claimant. At a number of these sites, matters remain in the early stages of investigation. Of the 220 total sites, 81 sites were considered inactive, meaning that no discussions or activity were pending or had occurred for more than one year and 51 sites were considered settled. In 1994 Shell Oil reported 208 such sites, 117 of which were active, 51 inactive and 40 settled.

     In 1995, recorded expenses under CERCLA or similar state statutes relating to the 220 sites were approximately $3 million. In addition, during 1995, approximately $45 million was charged to previously established reserves, primarily for sites related to prior Chemical Products operations. 1994 recorded expenses were $135 million, which included increases to reserves of $120 million for sites related to prior Chemical and Oil Products operations. Included in reserves are costs of cleanup and monitoring and to a much lesser degree administrative costs. All reserves are calculated consistently with Shell Oil's articulated "Accounting Policies -- Environmental Costs," as set forth in Note 1 of the Notes to Consolidated Financial Statements. No reserve reflects any insurance reimbursement, although Shell Oil believes certain coverage exists, has obtained some recovery from certain insurers and expects to obtain further recovery. At certain third party sites where Shell Oil has only a small dollar exposure, Shell Oil may accept the cleanup cost estimates of the parties managing the site and reserve on that basis; such increases to environmental reserves would be immaterial in the aggregate. The complexities of CERCLA regulations, particularly in relation to joint and several liability and multiple cleanup options, as well as the incomplete factual data at some sites, make it impossible to predict with certainty the total cleanup costs Shell Oil will incur for the 88 active sites referenced above. However, Shell Oil believes the following to be true: at the majority of the above referenced sites, Shell Oil should have responsibility for only a small percentage share of the total cleanup costs (and other viable potentially responsible parties have already been identified to lessen the potential burden of joint and several liability at such sites); the CERCLA sites will be cleaned up over time and not simultaneously; Shell Oil is currently aware of only a small percentage of the active sites where an individually significant financial exposure exists and, based on its current knowledge, Shell Oil has established reserves for such sites reflecting Shell Oil's share of the probable cleanup costs. Shell Oil manages these matters closely to help assure prudent and cost effective cleanup in full compliance with all legal requirements. Changes to reserves are recorded as new information enables Shell Oil to better estimate the cost of cleanup at these sites. Based on the preceding, while operating income may be significantly adversely affected in a particular period, Shell Oil does not currently believe costs related to CERCLA cleanup will materially adversely affect Shell Oil's financial position.

     While certain environmental expenditures are discrete and readily identifiable, others must be reasonably estimated or allocated based on technical and financial judgments as developed over time, affecting comparisons in certain years. All estimates are stated on a before tax basis. Consistent with the preceding, Shell Oil estimates that environmental capital expenditures in 1995 were about $310 million, about $120 million below 1994, due mainly to completion of expenditures to comply with the Clean Air Act provisions relating to reformulated fuels and reduction in benzene emissions. Of this total, Oil Products expenditures account for about $250 million, Chemical Products $25 million and Exploration and Production $35 million. In 1994, total expenditures were about $430 million, including $375 million for Oil Products, $35 million for Exploration & Production and $20 million for Chemical Products. Environmental capital expenditures are expected to be about $100 million in 1996. Capital expenditures over the last three years of the decade are expected to average about $125 million per year, attributable primarily to Clean Air Act regulations relating to control of conventional and toxic emissions. These projections, which are subject to change, are down about $100-$150 million from last year reflecting the changes in the regulatory environment. Risk assessment as a determinant of response action is gaining in importance on both the regulatory and legislative fronts and is leading to more reasoned and cost-effective approaches. Redesign efforts are also contributing to these reduced projections.

     Shell Oil's operating, maintenance and administrative costs related to environmental protection and remediation of waste disposal sites were approximately $850 million in 1995 as compared with $930 million in 1994 and $1,030 million in 1993. Oil Product's 1995 costs were about $600 million, Chemical Product's $160 million and Exploration and Production's $90 million, compared to $615 million, $225 million, and $90 million, respectively, in 1994. These costs do not include amounts expended or reserved for restoration and abandonment of oil and gas properties. Expenses in 1995 were lower than 1994, primarily due to a decrease in environmental provisions, which was partially offset by an increase in the estimated incremental costs required to make the reformulated, cleaner gasolines required under the Clean Air Act regulations.

     During the next several years, total environmental expenditures for both capital and operating, maintenance and administrative costs are expected to average about $1 billion per year, as Shell Oil complies with requirements under existing laws, as well as with regulations yet to be promulgated or finalized. The federal Clean Air Act and related state laws such as the California air emission standards, the federal Oil Pollution Act, reauthorization of RCRA and CERCLA, underground produced water injection regulations under the Safe Drinking Water Act, and numerous related state and local laws affecting all aspects of the environment are expected to have a pronounced effect on all areas of Shell Oil's operations over the next decade as we and those with whom we do business strive to adapt to such evolving requirements. Shell Oil intends to continue its efforts to implement process redesign and operating efficiencies to comply with these laws in the most efficient and cost-effective manner.

     Shell Oil is unable to predict with certainty the effect that compliance with above described environmental requirements, particularly laws and regulations not yet finalized or reauthorized, may have upon its competitive position or future earnings. However, while operating income may be materially adversely affected in particular periods as the result of environmental expenses, based on the facts, law and technologies in existence as of this date, including a belief that all major competitors will incur comparably significant costs to comply with these laws, Shell Oil believes that it can comply fully without material adverse impact on its financial position.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     A.  CERTAIN DOCUMENTS FILED AS PART OF THIS REPORT

                                                                                 PAGE
       Report of Independent Accountants........................................  34
       Consolidated Statement of Income and Earnings Reinvested for the years
         1995, 1994 and 1993....................................................  35
       Consolidated Balance Sheet at December 31, 1995 and 1994.................  36
       Consolidated Statement of Cash Flows for the years 1995, 1994 and 1993...  37
       Notes to Consolidated Financial Statements...............................  38

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

        10.  Material Contracts:

             (i) Copy of letter agreement dated December 7, 1995 between the Company and Shell Internationale Research Maatschappij, B.V. continuing for the calendar year 1996 the Agreement for Research Services dated January 1, 1960, as amended.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND
SHAREHOLDER OF SHELL OIL COMPANY

In our opinion, the consolidated financial statements listed in the index appearing under Item 14a on page 33 present fairly, in all material respects, the financial position of Shell Oil Company and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets in 1995 to comply with the provisions of Statement of Financial Accounting Standards No. 121.

PRICE WATERHOUSE LLP
Houston, Texas
February 6, 1996

                       SHELL OIL COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF INCOME AND EARNINGS REINVESTED
                             (Millions of dollars)

                                                                   YEARS ENDED DECEMBER 31
                                                             -----------------------------------
                                                              1995          1994          1993
                                                             -------       -------       -------
REVENUES
     Sales and other operating revenue....................   $27,668       $24,789       $23,581
     Less: Consumer excise and sales taxes................     3,370         3,163         2,728
                                                             -------       -------       -------
                                                              24,298        21,626        20,853
     Equity earnings, interest and other income...........       352           (45)          239
                                                             -------       -------       -------
          Total...........................................    24,650        21,581        21,092
                                                             -------       -------       -------
COSTS AND EXPENSES
     Purchases and operating expenses.....................    18,051        16,694        16,368
     Selling, general and administrative expenses.........     1,203         1,148           882
     Exploration, including exploratory dry holes.........       238           335           289
     Research expenses....................................       124           127           149
     Depreciation, depletion, amortization and
       retirements........................................     2,303         2,334         1,739
     Interest and discount amortization...................       216           154           198
     Operating taxes......................................       483           482           540
                                                             -------       -------       -------
          Total...........................................    22,618        21,274        20,165
                                                             -------       -------       -------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST..........   $ 2,032       $   307       $   927
     Federal and other income taxes.......................       468          (221)          134
     Minority Interest in income of subsidiaries..........        44            20            12
                                                             -------       -------       -------
NET INCOME................................................   $ 1,520       $   508       $   781
                                                             =======       =======       =======
EARNINGS REINVESTED
     Balance at beginning of year.........................   $11,527       $12,419       $12,403
     Net Income...........................................     1,520           508           781
     Dividends -- Cash....................................    (1,400)       (1,400)         (763)
               -- Other...................................        --            --            (2)
                                                             -------       -------       -------
       Balance at end of year.............................   $11,647       $11,527       $12,419
                                                             =======       =======       =======

        The accompanying notes are an integral part of these statements.

                       SHELL OIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                (Millions of dollars, except per share amounts)

                                                                           AS OF DECEMBER 31
                                                                          --------------------
                                                                           1995         1994
                                                                          -------      -------
ASSETS
     Current Assets
          Cash and cash equivalents...................................... $   421      $   617
          Receivables and prepayments, less allowance for doubtful
           accounts......................................................   3,254        2,850
          Owing by related parties.......................................     161          124
          Inventories of oils and chemicals..............................     567          564
          Inventories of materials and supplies..........................     234          229
                                                                          -------      -------
               Total Current Assets......................................   4,637        4,384
     Investments, Long-Term Receivables and Deferred Charges.............   2,912        2,911
     Property, Plant and Equipment at cost, less accumulated
      depreciation, depletion and amortization...........................  19,472       19,084
                                                                          -------      -------
               Total..................................................... $27,021      $26,379
                                                                          =======      =======
LIABILITIES AND SHAREHOLDER'S EQUITY
     Current Liabilities
          Accounts payable -- trade...................................... $ 2,094      $ 1,953
          Other payables and accruals....................................   1,139          988
          Income, operating and consumer taxes...........................     808          700
          Owing to related parties.......................................      73           70
          Short-term debt................................................   1,950        1,449
                                                                          -------      -------
               Total Current Liabilities.................................   6,064        5,160
     Long-Term Debt......................................................   1,301        1,546
     Deferred Income Taxes...............................................   2,841        3,137
     Long-Term Liabilities...............................................   2,213        2,251
     Minority Interest...................................................     749          552
     Shareholder's Equity
          Common stock -- 1,000 shares of $10 per share par value
           authorized and outstanding....................................      --           --
          Capital in excess of par value.................................   2,206        2,206
          Earnings reinvested............................................  11,647       11,527
                                                                          -------      -------
               Total Shareholder's Equity................................  13,853       13,733
                                                                          -------      -------
               Total..................................................... $27,021      $26,379
                                                                          =======      =======

        The accompanying notes are an integral part of these statements.

                       SHELL OIL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Millions of dollars)

                                                               YEARS ENDED DECEMBER 31
                                                          ---------------------------------
                                                           1995         1994         1993
                                                          -------      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income.........................................  $ 1,520      $   508      $   781
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation, depletion, amortization and
            retirements.................................    2,303        2,334        1,739
          Dividends in excess of (less than) equity
            income......................................      (51)         235            8
          (Increases) decreases in working capital:
               Receivables and prepayments..............     (441)        (428)         296
               Inventories..............................       (8)         121          167
               Payables and accruals....................      403          544         (206)
          Deferred income taxes.........................     (296)        (617)         122
          Minority interest in income of subsidiaries...       44           20           12
          Other non-current items.......................       (1)         297          253
                                                          -------      -------      -------
               Net Cash Provided by Operating
                 Activities.............................    3,473        3,014        3,172
                                                          -------      -------      -------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
     Capital expenditures...............................   (2,957)      (2,451)      (1,981)
     Proceeds from property sales and salvage...........      202           77          539
     Other investments and advances.....................       72          111           84
                                                          -------      -------      -------
               Net Cash Used for Investing Activities...   (2,683)      (2,263)      (1,358)
                                                          -------      -------      -------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt...........      135          119           21
     Principal payments on long-term debt...............     (276)        (578)        (542)
     Proceeds from sales of redeemable securities
       of subsidiaries..................................      190          139          200
     Contributed capital................................       --            1           --
     Dividends..........................................   (1,400)      (1,400)        (763)
     Dividends to minority interests....................      (37)         (26)          --
     Increase (decrease) in short-term obligations......      402          315         (168)
                                                          -------      -------      -------
               Net Cash Used for Financing Activities...     (986)      (1,430)      (1,252)
                                                          -------      -------      -------
NET CASH FLOWS
     Increase (Decrease) in Cash and Cash Equivalents...  $  (196)     $  (679)     $   562
                                                          =======      =======      =======
CASH AND CASH EQUIVALENTS
     Balance at beginning of year.......................  $   617      $ 1,296      $   734
     Increase (decrease) in cash and cash equivalents...     (196)        (679)         562
                                                          -------      -------      -------
               Balance at end of year...................  $   421      $   617      $ 1,296
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

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications -- Certain 1994 and 1993 amounts have been reclassified to conform with current year presentation.

     Cash Equivalents -- Cash equivalents consist of highly liquid investments that are readily convertible into cash and have a maturity of three months or less at date of acquisition.

     Inventories -- Inventories of oils and chemicals are valued at the lower of cost, predominantly on a last-in, first-out (LIFO) basis, or market, and include certain costs directly related to the production process. Materials and supplies are carried at average cost or less.

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

     Depreciation, Depletion and Amortization -- Depreciation, depletion and amortization of the capitalized cost of producing properties, both tangible and intangible, are provided on a unit of production basis. On a field basis, developed reserves are used for drilling and development costs, and total proved reserves are used for producing leasehold costs. Amortization of unproven leasehold costs from the date of acquisition is based primarily upon experience in establishing rates in order to fully amortize the cost of those leases that may be productive over the holding period. Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining amortization and depreciation provisions.

     Other plant and equipment are depreciated on a straight-line basis over their estimated useful lives. Gains and losses are not recognized for normal retirements of properties, plant and equipment subject to composite group amortization or depreciation. Gains or losses from abnormal retirements or sales are recognized currently in income. Expenditures for maintenance and repairs are expensed as incurred.

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

2. IMPAIRMENT OF LONG-LIVED ASSETS

     Effective with the fourth quarter 1995, Shell Oil adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of affected assets may not be recoverable.

     Shell Oil considers adoption of SFAS No. 121 to be an event under the Standard and thus has tested its long-lived assets for impairment by comparing carrying amounts with estimated future cash flows expected from use of the assets and from their disposition. Estimates of future cash flows were developed utilizing Shell Oil's internal estimates of future costs, product prices, capital costs and salvage values. Assets which were determined to be impaired through such comparison were subjected to an impairment measurement process which utilized the assets' "fair values," determined primarily by discounting the previously determined cash flows. Amounts equivalent to the excess of book carrying values over such "fair values" were charged against Shell Oil's income from continuing operations in the fourth quarter 1995.

     Total charges resulting from adoption of the Standard increased depreciation, depletion and amortization for exploration and production oil and gas properties by $223 million and selling, general and administrative expenses by $23 million. The affected assets, primarily oil and gas producing properties, were deemed to be impaired because they were acquired or developed in anticipation of higher product prices than are presently expected to materialize or in anticipation of more efficient recovery of hydrocarbon reserves than is now expected.

3. INTEREST

     Interest costs were as follows:

                                                                1995       1994       1993
                                                                ----       ----       ----
                                                                  (millions of dollars)
    Interest incurred........................................   $216       $154       $198
    Interest paid............................................    228        161        206

4. FOREIGN CURRENCY TRANSACTIONS

     The U.S. Dollar is the functional currency for each of Shell Oil's foreign operations. The net, after-tax effects of foreign currency transactions were a loss of $2 million in 1995, a gain of $8 million in 1994, and a loss of $3 million in 1993.

5. TRANSACTIONS WITH RELATED PARTIES

     Shell Oil has entered into transactions with related parties including companies affiliated with the Royal Dutch/Shell Group. Such transactions were in the ordinary course of business and included the purchase, sale and transportation of crude oil and natural gas, and petroleum and chemical products. The aggregate amount of such transactions was as follows:

                                                             1995         1994         1993
                                                            ------       ------       ------
                                                                 (millions of dollars)
    Sales and other operating revenue....................   $1,003       $  832       $  554
    Purchases and transportation.........................      752          806        1,057

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

     In 1993, Shell Oil exchanged the assets of subsidiaries which held production rights in Syria for an interest in a Dutch affiliate which had acquired rights in the Danish North Sea from another affiliate. Shell Oil's investment in the Dutch affiliate of $360 million is recorded using the equity method.

     In 1995, Shell Oil and Tejas Gas Corporation formed a jointly owned gas marketing enterprise, Coral Energy Resources, L.P. The partnership will market substantially all of Shell Oil's natural gas production. Shell Oil accounts for its investment in the partnership using the equity method.

     Also in 1995, Shell Oil purchased $150 million of debt instruments issued by Deer Park Refining Limited Partnership, an equity investee of the Company. Additionally, during 1995, the Company borrowed $250 million at market rates and terms from a company affiliated with the Royal Dutch/Shell Group.

6. INVENTORIES OF OILS AND CHEMICALS

     Inventories are carried predominantly on a LIFO basis which was lower than current cost by $672 million at December 31, 1995, $1,011 million at December 31, 1994, and $648 million at December 31, 1993. Partial liquidations of inventories valued on a LIFO basis improved 1995 and 1994 net income by $167 million and $29 million, respectively, and impaired 1993 net income by $10 million.

7. RECEIVABLES AND PREPAYMENTS

     Receivables, prepayments and allowances for doubtful accounts as of December 31, 1995 and 1994 consisted of the following:

                                                                      1995           1994
                                                                     ------         ------
                                                                     (millions of dollars)
    Trade receivables..............................................  $2,334         $1,999
    Other receivables..............................................     611            522
    Prepayments....................................................     328            352
                                                                     ------         ------
                                                                      3,273          2,873
    Less: Allowance for Doubtful Accounts
         Balance beginning of year.................................      23             31
              Provision............................................      15             15
              Net write-offs.......................................     (19)           (23)
                                                                     ------         ------
         Balance end of year.......................................      19             23
                                                                     ------         ------
                   Total...........................................  $3,254         $2,850
                                                                     ======         ======

8. SHORT-TERM DEBT

     Debt due within one year from December 31 consisted of the following:

                                                                     1995            1994
                                                                    ------          ------
                                                                    (millions of dollars)
    Commercial notes.............................................   $1,218          $  817
    Bank loans...................................................       50              50
    Industrial Revenue Bonds.....................................      382             273
                                                                    ------          ------
                                                                     1,650           1,140
    Current maturities of long-term debt.........................      300             309
                                                                    ------          ------
                   Total.........................................   $1,950          $1,449
                                                                    ======          ======

     The weighted average interest rate on short-term debt outstanding was 5.73 percent at both December 31, 1995 and 1994.

9. LONG-TERM DEBT

     Debt due after one year from December 31 consisted of the following:

                                                                    1995             1994
                                                                   ------           ------
                                                                    (millions of dollars)
    Shell Oil Company:
      7 1/4% Debentures Due 2002................................   $    4           $   12
      7.70% Notes Due 1996......................................      250              250
      7% Notes Due 1995.........................................       --              250
      6% Notes Due 1997.........................................      250              250
      6.95% Notes Due 1998......................................      250              250
      6 5/8% Notes Due 1999.....................................      250              250
      6.70% Notes Due 2002......................................      250              250
    7.65% to 8.5% Notes Due 1996................................       10               10
    Production Payment..........................................      198              205
    Industrial Revenue Bonds....................................       16               16
    Other.......................................................      123              112
                                                                   ------           ------
                                                                    1,601            1,855
    Less:  Amounts due within one year..........................      300              309
                                                                   ------           ------
                   Total........................................   $1,301           $1,546
                                                                   ======           ======

     Shell Oil had $500 million of unused revolving credit agreements in place as of December 31, 1995, which were available for general corporate purposes, including support of commercial notes. None of the agreements require compensating balances. Under the agreements, interest will be based on rates in effect at the time of borrowing.

     The amount of long-term debt maturities during each of the next five years are $300 million, $298 million, $264 million, $266 million and $11 million, respectively.

     In previous years, the Company purchased U.S. government securities and deposited them in irrevocable trusts to be used to fund the scheduled principal and interest payments on certain portions of the Company's long-term debt. Such government securities and debt were removed from the balance sheet, and at December 31, 1995, $156 million of such defeased debt remained outstanding. In 1994, the Company purchased $111 million of such defeased debentures and recorded the cost and associated premium of these debentures in long-term investments on the consolidated balance sheet.

10. FINANCIAL INSTRUMENTS

  Derivative Financial Instruments

     Shell Oil uses derivative financial instruments to minimize its borrowing costs and to reduce price volatility risks on commodities -- primarily crude oil, natural gas and refined products, as further discussed below. At December 31, 1995, all of Shell Oil's derivatives positions were classified as for "purposes other than trading" under the provisions of Statement of Financial Accounting Standards No. 119.

     Interest Rate Swaps. From time to time Shell Oil enters into interest rate swaps with the intent of minimizing its borrowing costs. Most of Shell Oil's long-term interest bearing liabilities reflected on its consolidated balance sheet are fixed rate instruments. The Company also has other long-term obligations not reflected on its balance sheet which involve annual fixed rate payments. Shell Oil uses interest rate swaps to modify the interest rate characteristics of these obligations from fixed rates of interest to variable rates of interest, with the ultimate intent of minimizing the interest expense associated with the underlying obligations. All such interest rate swaps require the counterparty to the swap to pay to the Company a fixed rate of interest on "notional" amounts of principal, and for the Company to pay to the counterparty a variable rate of interest on the same amounts of "notional" principal, i.e., "fixed rate to variable rate." In all cases, the Company remains obligated to pay to the holder of the underlying obligation the fixed rate owing.

     At December 31, 1995 and 1994, the notional principal amounts of interest rate swaps outstanding were $2,319 million and $2,604 million, respectively.

     Both the payment of interest to the holder of the underlying obligation and the payment of the variable rate to the counterparty are recognized as a current charge to interest expense by the Company. Additionally, the receipt of the fixed rate payment from the counterparty is recognized by the Company as a current reduction of interest expense. The effect of this accounting is the current recognition of the net increase or decrease to interest expense resulting from the swap of fixed rates to variable rates.

     The terms of the swaps related to the fixed rate bonds and notes issued by the Company, including the mechanism by which the variable interest rate paid by the Company to the counterparty is determined, are indicated in the accompanying Interest Rate Swaps table. During 1995, the net effect of these transactions was that the Company paid 5.81% and received 5.61% effective rates of interest. On the swaps designed to convert on a notional basis the imputed fixed interest component of the other obligations of the Company as shown in the Interest Rate Swaps table to a variable rate, the Company paid 5.97% and received 6.5% effective rates of interest. The combined effect of these transactions, accounted for as described above, was a net pretax decrease in interest expense of $0.6 million and $16.5 million in 1995 and 1994, respectively. As shown in the Fair Value of Financial Instruments table on page 44, the fair value of these interest rate swaps was $67 million and $(174) million at year-end 1995 and 1994, respectively. These values were derived from quotes from the counterparties and from third-parties of prices to "buy out" and cancel such swaps. By their terms, however, the swaps are noncancellable until the underlying obligation expires. The Company believes that over time variable rate terms are more favorable to the Company than are fixed rates. Therefore, this fair value number has only limited economic significance to the Company until an intention exists to attempt to buy out these swaps.

     Shell Oil bears two different risks under these interest rate swaps. There is a credit risk that payment due to Shell Oil from the counterparty will not be made. In such case, Shell Oil loses any benefit of the swap differential between the fixed rate specified under the terms of the swap and the floating rate. Shell Oil also bears the market risk that changes in floating interest rates may result in greater total costs than would have arisen on the fixed rate and other obligations alone.

                                INTEREST RATE SWAPS
------------------------------------------------------------------------------------
"NOTIONAL"
PRINCIPAL
(MILLIONS
    OF                                                            INTEREST RATE
 DOLLARS)      MATURITY               OBLIGATION                    MECHANISM
----------     --------     ------------------------------    ----------------------
   $125          1996       7.7% bonds                        Commercial paper based
    125          1996       7.7% bonds                        Commercial paper based
     25          1997       12% bonds                         Three month LIBOR
     50          1997       6% bonds                          Three month LIBOR
     50          1997       6% bonds                          Three month LIBOR
     75          1997       6% bonds                          Three month LIBOR
     75          1997       6% bonds                          Three month LIBOR
    125          1998       6.95% bonds                       Commercial paper based
    125          1998       6.95% bonds                       Commercial paper based
    235          1999       Preferred stock (6.1%)*           Commercial paper based
    250          1999       6.625% bonds                      Commercial paper based
    171          2000       Production payment (6.45%)*       Commercial paper based
    250          2002       6.7% bonds                        Commercial paper based
    200          2008       Obligation of investee
                              (6.47%)*                        Commercial paper based
    170          2013       Obligation of investee
                              (6.64%)*                        Commercial paper based
    185          2015       Building lease (9.8%)*            Commercial paper based
     83          2017       Building lease (8.4%)*            Commercial paper based

---------------

 *  Imputed interest rate

     Derivative Commodity Instruments. Shell Oil uses derivative instruments in certain instances to reduce price volatility risk on commodities -- primarily crude oil, natural gas and refined products. Generally, Shell Oil's strategy is to hedge its exposure to price declines by locking in certain sales volumes at fixed prices. Shell Oil accounts for commodity derivatives as hedges.

     Usually, such derivatives are for terms of less than one year and cover volumes substantially below anticipated sales. The exposure on such commodities derivatives includes the credit risk that the counterparty will not pay if the market declines below the established fixed price. In such case, Shell Oil loses the benefit of the derivative differential on the volume of commodities covered by the derivatives. In any case, Shell Oil would continue to receive market price on actual volumes. Shell Oil also bears the risk that it could lose the benefit of market improvements over the fixed derivative price for the term and volume of the derivative securities (as such improvements would accrue to the benefit of the counterparty). In certain instances involving very small volumes relative to Shell Oil's gross purchases and sales, Shell Oil enters into derivative contracts to hedge its exposure under short-term fixed price purchase or sale commitments. In such cases, Shell Oil swaps its fixed price commitment for a floating price, the net economic result being that its covered purchases and sales are at market price.

     During 1995, Shell Oil had a gain of $12 million in connection with its commodity trades. At December 31, 1995, there were open positions covering 9.7 million barrels of crude oil and refined petroleum products, and 69 thousand MMCF of natural gas. In addition, deferred natural gas hedge losses for January 1996 were $29.1 million. This hedge loss was offset against January 1996 physical natural gas sales. Deferred hedge gains for crude oil and refined petroleum products were $2.4 million at December 31, 1995.

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

  Fair Value of Financial Instruments

     At December 31, 1995 and 1994, the estimated fair values, determined primarily by market quotes, of Shell Oil's financial instruments were as follows:

                                                     1995                      1994
                                             --------------------      --------------------
                                             CARRYING      FAIR        CARRYING      FAIR
                                              VALUE        VALUE        VALUE        VALUE
                                             --------      ------      -------       ------
                                                          (millions of dollars)
    Investments............................   $  394       $  410       $  114       $  114
    Long-term debt.........................    1,301        1,330        1,546        1,492
    Interest rate swaps....................       --           67           --         (174)
    Commodity futures/swaps................        4           (8)           2           (4)

     As indicated in the table, the fair value of outstanding commodity derivatives at December 31, 1995 was $(8) million, with a carrying value of $4 million; such derivatives positions were not material or reasonably likely to be material to any business segment.

     The reported amounts of financial instruments such as cash equivalents, marketable securities and short-term debt approximate fair value because of their short maturities.

11. TAXES

     Operating and income taxes incurred by Shell Oil were as follows:

                                                               1995       1994       1993
                                                               -----      -----      -----
                                                                  (millions of dollars)
    OPERATING TAXES
         Real and personal property........................... $ 177      $ 170      $ 196
         Sales and use........................................   138        144        154
         Oil and gas production...............................    52         53         64
         Payroll..............................................    81         77         81
         Franchise............................................    29         31         34
         Import and export duties.............................     2          3          8
         Other................................................     4          4          3
                                                               -----      -----      -----
                   TOTAL...................................... $ 483      $ 482      $ 540
                                                               =====      =====      =====
    FEDERAL AND OTHER INCOME TAXES
         Current
              U.S. federal.................................... $ 667      $ 327      $(101)
              Foreign.........................................    76         34        108
              State and local.................................    35         35          5
                                                               -----      -----      -----
                                                                 778        396         12
         Deferred
              U.S. federal....................................  (332)      (622)        (4)
              U.S. federal tax rate change....................    --         --         95
              State and other.................................    22          5         31
                                                               -----      -----      -----
                                                                (310)      (617)       122
                                                               -----      -----      -----
                   TOTAL...................................... $ 468      $(221)     $ 134
                                                               =====      =====      =====

     Deferred income taxes are provided for the temporary differences between the tax basis of Shell Oil's assets and liabilities and the amounts reported in the financial statements. Significant components of deferred tax liabilities and assets as of December 31, 1995 and 1994 are as follows:

                                                                       1995          1994
                                                                      ------        ------
                                                                          (millions of
                                                                            dollars)
    Deferred tax liabilities:
         Items associated with capitalized costs and write-offs...... $3,431        $3,745
         Other.......................................................    424           339
                                                                      ------        ------
              Total deferred tax liabilities......................... $3,855        $4,084
                                                                      ======        ======
    Deferred tax assets:
         Other postretirement obligations............................ $  328        $  344
         Environmental and other reserves............................    391           364
         Loss carryforwards..........................................    123           163
         Other.......................................................    315           205
                                                                      ------        ------
              Total deferred tax assets.............................. $1,157        $1,076
    Valuation allowance..............................................     --            --
                                                                      ------        ------
    Net deferred tax assets.......................................... $1,157        $1,076
                                                                      ------        ------
    Net deferred tax liabilities..................................... $2,698        $3,008
                                                                      ------        ------

     Receivables and prepayments included $143 million and $129 million of net current deferred tax assets as of December 31, 1995 and 1994, respectively.

     Total income taxes paid in the years 1995, 1994 and 1993 were $648 million, $264 million and $50 million, respectively. Total income tax expense for the years 1995, 1994 and 1993 was equivalent to effective tax rates of 23.0, (72.0) and 14.5 percent, respectively, on earnings before income taxes and minority interest of $2,032 million, $307 million and $927 million, respectively. Reconciliation to the expected tax at the U.S. statutory rate (35 percent) is as follows:

                                                               1995       1994       1993
                                                               -----      -----      -----
                                                                  (millions of dollars)
    Expected tax at U.S. statutory rate....................... $ 711      $ 107      $ 324
    State and foreign tax.....................................    47         34         76
    Prior year adjustment.....................................   (57)      (282)      (279)
    Tax credits...............................................   (65)       (66)       (55)
    Benefit of tax losses.....................................  (150)        (8)       (10)
    Tax rate change...........................................    --         --         95
    Other.....................................................   (18)        (6)       (17)
                                                               -----      -----      -----
                   TOTAL...................................... $ 468      $(221)     $ 134
                                                               =====      =====      =====

     Shell Oil has tax loss carryforwards of $350 million expiring in 1997 ($3 million), 1998 ($7 million), 1999 ($316 million), 2000 ($4 million), and 2008
($20 million).

     Shell Oil Company is included in the consolidated federal income tax return of its parent, Shell Petroleum Inc. (SPI). Federal income tax amounts are allocated among members of the consolidated tax group based on separate return calculations. Federal income tax balances owing to SPI at December 31, 1995 and 1994 were $4 million and, $5 million, respectively.

12. INVESTMENTS

     The equity method of accounting is used for investments in certain partnerships and for investments in companies in which Shell Oil has a voting stock interest between 20 and 50 percent. Such investments include: Saudi Petrochemical Company, a petrochemical company in Saudi Arabia; Syria Shell Holdings,

B.V.*, a Dutch holding company with oil and gas producing operations in Syria and the Danish North Sea; Deer Park Refining Limited Partnership, a domestic refining operation; Coral Energy Resources, L.P., a domestic gas marketing company; investments in several pipelines; and in 1993, Zeigler Coal Holding Company, a domestic coal mining company. Aggregate investment at December 31, 1995, 1994 and 1993 was $1,162 million, $1,131 million and $1,486 million, respectively; dividends received on these investments in 1995, 1994 and 1993 were $111 million, $91 million and $63 million, respectively. In 1994, Shell Oil sold its interest in Zeigler Coal Holding Company. Summarized financial information for these investments and Shell Oil's equity share thereof is as follow:

                                               1995                  1994                 1993
                                         ----------------      ----------------      ---------------
                                                   EQUITY                EQUITY               EQUITY
                                         TOTAL     SHARE       TOTAL     SHARE       TOTAL    SHARE
                                         ------    ------      ------    ------      ------   ------
                                                            (millions of dollars)
COMPANIES ACCOUNTED FOR ON AN
  EQUITY BASIS
     Current assets....................  $1,043    $  508      $  772    $  267      $1,199   $  402
     Noncurrent assets.................   5,402     2,520       5,649     2,243       5,712    2,162
     Current liabilities...............   1,265       608       1,136       486       1,250      501
     Noncurrent liabilities............   3,064     1,399       2,594     1,068       2,890    1,095
     Deferred income taxes.............     252        84         241        60         229       57
     Revenues..........................   3,452     1,281       3,469     1,075       2,600      894
     Net income........................     595       171         402       119**       143       50

------------
 * At December 31, 1995, the unamortized excess of Shell Oil's investment in this Dutch affiliate over its equity in the underlying net assets of the affiliate approximated $215 million.

** Does not include a loss of $232 million on the sale of Shell Oil's interest in Zeigler Coal Holding Company which was included in Equity earnings, interest and other income on the Consolidated Statement of Income.

13.  PROPERTY, PLANT AND EQUIPMENT

     Investments in property, plant and equipment, including capitalized lease assets, were as follows:

                                                              INVESTMENT
                                   -----------------------------------------------------------------
                                          DECEMBER 31, 1995                 DECEMBER 31, 1994
                                   -------------------------------   -------------------------------
                                    COST       RESERVE*      NET      COST       RESERVE*      NET
                                   -------     -------     -------   -------     -------     -------
                                                         (millions of dollars)
PROPERTY, PLANT AND EQUIPMENT
     Exploration and Production
       Oil and gas...............  $23,893     $13,623     $10,270   $23,231     $12,668     $10,563
       Other energy..............      145          89          56       149          89          60
     Oil and Chemical
       manufacturing
       facilities................   10,430       4,597       5,833     9,452       4,232       5,220
     Marketing facilities........    3,082         749       2,333     2,930         682       2,248
     Transportation facilities...    1,176         587         589     1,028         587         441
     Other.......................      939         548         391     1,120         568         552
                                   -------     -------     -------   -------     -------     -------
               TOTAL.............  $39,665     $20,193     $19,472   $37,910     $18,826     $19,084
                                   =======     =======     =======   =======     =======     =======

------------

* Accumulated depreciation, depletion and amortization.

14.  POSTRETIREMENT BENEFITS

     The Company and certain of its subsidiaries currently provide health care benefits for retired employees and their dependents. Eligibility for such benefits requires retirement from the Company with entitlement to an immediate pension generally upon the earlier of the attainment of age 50, when such age plus years of service equals 80, or the attainment of age 65. Other postretirement benefits provided by the Company include life insurance plans. These life insurance plans are primarily funded by employees; as a result, the cost of such plans to the Company is not material.

     The health care plans for retired employees and their dependents are unfunded defined benefit plans. The benefit is defined as the Company's contributions to such plans. Annually, retirees are advised of the amount of the Company's monthly contribution to the plans for the following year and the monthly amount such retirees must pay for the particular coverage desired. Coverage under the plans is arranged through insurance companies. The Company's portion of premium payments was $41 million in 1995, $47 million in 1994 and $44 million in 1993.

     The assumed annual health care cost trend rate used in measuring the accumulated postretirement benefit obligation (APBO) was 9% in 1995, 8.25% in 1996, and gradually declines to 5% by the year 2002, remaining at that level thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the APBO by approximately $125 million and the aggregate of the 1995 service cost and interest cost components of expense by $11 million. The APBO as of December 31, 1995 and 1994 was based on discount rates of 7% and 8.75%, respectively. Unrecognized net gains or losses in excess of 10% of the APBO (corridor) are amortized over three years.

     Net postretirement benefits cost consisted of the following:

                                                                     1995        1994
                                                                     ----        ----
                                                                       (millions of
                                                                         dollars)
        Service cost for benefits earned..........................   $  9        $ 15
        Interest cost on the APBO.................................     63          60
        Net amortization and deferral.............................    (60)        (22)
                                                                     ----        ----
               TOTAL..............................................   $ 12        $ 53
                                                                     ====        ====

     The postretirement benefits plan status at December 31 was as follows:

                                                                       1995      1994
                                                                       ----      ----
                                                                        (millions of
                                                                          dollars)
        Accumulated postretirement benefit obligation
          Retirees...................................................  $575      $501
          Fully eligible active plan participants....................    42        32
          Other active plan participants.............................   333       208
                                                                       ----      ----
               TOTAL.................................................  $950      $741
        Unrecognized gain from past experience different from that
          assumed and from changes in assumptions....................     4       238
        Prior service gain not yet recognized in net periodic
          postretirement benefit cost................................    13        18
                                                                       ----      ----
               ACCRUED POSTRETIREMENT BENEFIT COST...................  $967      $997
                                                                       ====      ====

15. PENSION PLANS AND PROVIDENT FUND

     The Shell Pension Plan covers employees of the Company and certain subsidiaries. Benefits are based on years of service and the employee's average final compensation. Company contributions to the Shell Pension Trust are based on the projected unit credit actuarial method using rates determined to be reasonable by an independent actuary. The methodology meets the requirements of the Employee Retirement Income Security Act. There were no contributions to the Shell Pension Trust in 1995 and 1994 due to the full-funding limitation of the applicable tax law.

     The plan's funded status at December 31 was as follows:

                                                                          1995           1994
                                                                         ------         ------
                                                                         (millions of dollars)
Actuarial present value:
  Accumulated benefit obligation including vested benefits of
     $3,820 and $3,067 for 1995 and 1994, respectively.............      $4,153         $3,307
                                                                         ------         ------
  Projected benefit obligation.....................................      $4,786         $3,698
Plan assets at fair value, primarily common stocks and fixed income
  investments......................................................       4,792          4,165
                                                                         ------         ------
Plan assets in excess of projected benefit obligation..............      $    6         $  467
Remaining unrecognized net asset existing at date of initial
  application of SFAS No. 87.......................................         (42)           (54)
Unrecognized net loss from past experience different from that
  assumed and effects of changes in assumptions....................         483            124
Prior service cost not yet recognized in net periodic pension
  cost.............................................................         190             80
                                                                         ------         ------
          NET PREPAID PENSION EXPENSE..............................      $  637         $  617
                                                                         ======         ======

     Shell Oil also has a Benefit Restoration Plan and a Senior Staff Plan. The Benefit Restoration Plan generally provides for payments of amounts in excess of limits imposed by federal tax law on benefit payments under the Shell Pension Plan. The Senior Staff Plan provides for defined monthly supplemental pension payments to members of the senior staff (consisting of certain officers and other high-ranking employees). Both of these plans are unfunded. The accumulated benefit obligation for these plans totaled $259 million and $183 million at December 31, 1995 and 1994, respectively. The projected benefit obligation for these plans totaled $302 million and $214 million at December 31, 1995 and 1994, respectively. Of the 1995 projected benefit obligation amount, $199 million will be expensed in the future and $103 million of unfunded accrued pension cost is included in liabilities on the Consolidated Balance Sheet. The estimated additional minimum pension liability recorded at December 31, 1995 and 1994 was $93 million and $99 million, respectively.

     The components of net pension expense for the Shell Pension Plan, Benefit Restoration Plan and Senior Staff Plan were:

                                                               1995       1994       1993
                                                               -----      -----      -----
                                                                  (millions of dollars)
    Service cost -- benefits earned during the period........  $  79      $ 104      $  87
    Interest cost on projected benefit obligation............    336        315        311
    Actual return on plan assets*............................   (912)        25       (538)
    Net amortization and deferral*...........................    515       (435)       134
                                                               -----      -----      -----
           NET PENSION EXPENSE...............................  $  18      $   9      $  (6)
                                                               =====      =====      =====

------------

* Estimated long-term rates of return on plan assets of 9.5 percent in 1995 and 10 percent in 1994 and 1993 were used in determining pension expense for the period. The difference between actual return and estimated return is included in Net amortization and deferral.

     Current year pension expense is based on measurements of the projected benefit obligation and the market-related value of plan assets as of the end of the previous year. The projected benefit obligation as of December 31, 1995 and 1994 was based on discount rates of 7 percent and 8.75 percent, respectively, and an average long-term rate of compensation growth of 5 percent for 1995 and 1994.

     The Shell Provident Fund covers employees of the Company and certain subsidiaries after stated periods of service, and provides for contributions by the employing company based on a stated percentage of the employees' salaries and wages. Employees may also contribute amounts up to a stated percentage.

     Total costs of these plans were as follows:

                                                                  1995      1994      1993
                                                                  ----      ----      ----
                                                                   (millions of dollars)
    Pension plans...............................................  $ 18      $  9      $ (6)
    Provident Fund..............................................   101        95        96
                                                                  ----      ----      ----
           TOTAL................................................  $119      $104      $ 90
                                                                  ====      ====      ====

     In addition, several subsidiary companies have separate pension plans using actuarial rates and assumptions determined to be appropriate to those companies. Such plans are not material and were excluded from the above disclosures.

16. CONTINGENCIES AND OTHER MATTERS

     Shell Oil is subject to a number of possible loss contingencies. These include actions based upon environmental laws involving present and past operating and waste disposal locations and related private claims, contract and product liability actions, and actions challenging the correctness of oil and gas royalty calculations. In addition, federal, state and local income, property and excise tax returns are being examined and certain interpretations by Shell Oil of complex tax statutes, regulations and practices are being challenged.

     Shell Oil has received allegations or claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar state statutes that it is involved at 220 sites, including the Rocky Mountain Arsenal
(RMA). As of December 31, 1995, discussions or activities were ongoing concerning 88 of these sites, in some cases in the early stages. During 1995, expenses recorded under CERCLA and such state statutes were approximately $3 million and approximately $45 million was charged to previously established reserves. The United States and the Company have entered into a consent decree to settle environmental claims at the RMA and, with the State of Colorado, have agreed to a Conceptual Remedy for the cleanup. The Company has accrued $500 million for its share of the related costs, $265 million of which had been spent as of December 31, 1995. The Company believes its current accruals will be adequate to cover its anticipated costs under the Conceptual Remedy for the RMA. Shell Oil also has certain obligations under the Resource Conservation and Recovery Act (RCRA) and similar state laws regarding corrective action at manufacturing locations and provides assurances regarding its financial ability to meet certain closure and post-closure obligations that will arise in the future at such locations under such laws.

     Since 1984, the Company has been named as a defendant in numerous product liability cases, including class actions, involving the failure of plumbing systems in the United States constructed with polybutylene plastic pipe. The plaintiffs in the litigation claim actual and punitive damages arising primarily from leaking residential plumbing systems. The Company manufactured the resin used to make the pipe in these systems. Two other substantial manufacturers made the resins for the polyacetal insert fittings used in the residential plumbing systems and are also defendants in these cases. The Company's position and most of the judgments to date have confirmed that most of the leaks have occurred in residential plumbing systems due to failure of the polyacetal insert fitting system, which is no longer used. In addition to the numerous cases which have been filed on behalf of individual claimants, over 25 purported statewide, partial statewide or nationwide class actions have been filed. In the third quarter of 1995, a settlement was certified as to one defendant in a nationwide class action in Alabama state court. During the same quarter, the Company and another co-defendant entered into a settlement in a nationwide class action pending in Tennessee state court and, during the fourth quarter, the Court in the Tennessee class action entered a final judgment approving that settlement. By year-end, settlement had been reached with an attorney representing many of the known opt-outs to such Tennessee settlement; however, a significant number of opt-outs remain and at least some are likely to seek to litigate their claims. The Tennessee settlement provides for the creation of an entity to receive and handle claims and for a $950 million fund to pay such claims, which claims may be made over a period of up to 14 years, depending on various factors. If the settlement funds are exhausted, additional funds may be provided by the defendants or new claimants may seek their remedy in a new court proceeding at that time. There are issues remaining to be resolved in connection with certain litigation in other states and possible conflicts among the various courts. There are also significant issues to be resolved as to how costs will be shared among the defendants, certain of which issues are anticipated to be resolved through arbitration during 1996. Additionally, in matters outside the class actions, claims involving problems with polybutylene pipe used in municipal water distribution systems increased during 1995. The Company will continue to defend vigorously in these matters but it cannot currently predict when or how polybutylene related matters will finally be resolved.

     In December 1993, a Los Angeles Superior Court jury, in two consolidated lawsuits against the Company and its subsidiary involving the condition of the Dominguez oil field, returned a verdict for the plaintiffs in the amount of $46.9 million compensatory damages and $173 million punitive damages. Both cases involve the condition of the Dominguez oil field. Plaintiffs alleged they were defrauded, that the oil and gas lease was breached, and that soil contamination on the property constitutes a continuing trespass. Final resolution through the appeals process could take at least another year. The Company and its subsidiary believe the verdict was wrong and expect ultimately to prevail in the litigation.

     The Company is a party to litigation regarding Nemagon(R), an agricultural chemical containing DBCP manufactured and sold by it from 1955 to 1978. In California, the claims involve alleged contamination of water wells based on revisions to governmental standards. The claims in the litigation seek the cost of cleanup and future monitoring of such water wells. The Company is a co-defendant in these cases with other substantial manufacturers and suppliers of the same chemical. During the second quarter of 1995, the majority of these cases were settled, with the defendants accepting certain future obligations. Ultimate exposure will not be known with certainty until all cases are resolved and time has passed to see what cleanup will in fact be required, which may be affected by changes in DBCP levels detected in certain water tables, new wells drilled and regulations in place. Cases have been filed against the Company, other substantial manufacturers and suppliers of DBCP and various banana growers alleging that the plaintiffs suffer fertility problems arising from exposure to DBCP while working on banana plantations outside the United States. The Company is contesting whether any injury has in fact been incurred by plaintiffs, whether DBCP was in fact the cause of any such injury as may exist, and in any case if the Company was a supplier or otherwise has liability in connection with any such injury.

     The Company has filed declaratory judgment actions to resolve insurance coverage for polybutylene through mid-1985; for asbestos, Nemagon(R) and other toxic tort claims; and for certain environmental claims.

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

17. COMMITMENTS

     Shell Oil conducts a portion of its operations using leased facilities, including service stations, barges and tankers. Future minimum payments under operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1995:

                                                                                 OPERATING
                                                                                  LEASES
                                                                                 ---------
                                                                                 (millions
                                                                                    of
                                                                                 dollars)
    1996........................................................................  $   230
    1997........................................................................      204
    1998........................................................................      110
    1999........................................................................       68
    2000........................................................................       53
    Thereafter..................................................................      769
                                                                                  -------
              Total minimum lease payments......................................  $ 1,434
                                                                                  =======

     The composition of total rental expense for all operating leases, except those with terms of a month or less that were not renewed, was as follows:

                                                                1995       1994       1993
                                                                ----       ----       ----
                                                                  (millions of dollars)
    Minimum rentals...........................................  $381       $369       $336
    Contingent rentals
      (Generally based on sales volumes)......................     2          2          2
    Less: sublease rentals....................................   (41)       (38)       (42)
                                                                ----       ----       ----
              Total...........................................  $342       $333       $296
                                                                ====       ====       ====

     Under long-term agreements with an offshore port and certain pipeline companies in which stock interests are held, Shell Oil may be required to advance funds against future transportation charges in the event such companies are unable to meet their financial obligations. Also, at December 31, 1995, Shell Oil had commitments related to agreements for the future purchase of materials and services, and for the acquisition and construction of facilities, all made in the normal course of business. Additionally, at December 31, 1995, Shell Oil had guaranteed $158 million of debt and other obligations of others. All such commitments and guarantees are expected to be fulfilled with no adverse consequences material to Shell Oil's operations or financial condition.

18.  OPERATING SEGMENTS INFORMATION

     Shell Oil is engaged, principally in the United States, in the exploration for, and development, production, purchase, transportation and marketing of, crude oil and natural gas, and the purchase, manufacture, transportation and marketing of oil and chemical products. These activities are conducted through three major business segments -- Oil and Gas Exploration and Production, Oil Products and Chemical Products as follows:

          Oil and Gas Exploration and Production explores for and develops and produces crude oil, natural gas and natural gas liquids primarily in the continental United States and the offshore Gulf of Mexico. This segment is also engaged on a limited and selective basis in exploration and production activities outside the United States, including several ventures with companies of the Royal Dutch/Shell Group of Companies.

          Oil Products transports, refines and markets crude oil and petroleum products principally in the United States. This segment is oriented toward light fuel products; accordingly, refineries are designed to produce large quantities of motor gasoline and other light fuels. The Company is a leading marketer of gasoline in the United States and an important supplier of aviation fuel, lubricants and asphalt. In 1995, Shell Oil's own net produced crude oil and natural gas liquids was equivalent to about 60 percent of its intakes into its crude oil distillation units. The Company further supplements its own crude oil production to meet its refinery requirements by the purchase of crude oil from both domestic and international sources. During 1995, 35 percent of the Company's net crude oil supply came from sources outside the United States; approximately 24 percent was purchased from government oil companies and 11 percent was purchased from other international sources including companies affiliated with the Royal Dutch/Shell Group of Companies.

          Chemical Products is a major producer in the United States of olefins, aromatics, detergent alcohols, ethylene oxide and derivatives, thermoplastic elastomers, epoxy resins, oxygenated and hydrocarbon solvents and polyester resins. These basic chemical products are used in many consumer and industrial products and processes. They are sold primarily to industrial markets in the United States; approximately 20 percent of chemical volumes are sold outside the United States. In addition, petrochemicals are manufactured by a joint venture with Saudi Basic Industries Corporation and sold in world wide markets. Ethylene oxide and other catalysts are manufactured and sold through joint ventures with affiliates and other parties.

     Operating segments information for the years 1995, 1994 and 1993 is presented below. Income taxes are allocated to segments on the basis of contributions to taxable income reduced by applicable tax credits. Shell Oil's activity outside the United States has not reached a level warranting separate reporting.

                                             OIL AND GAS
                                             EXPLORATION
                                                 AND         OIL     CHEMICAL
                                             PRODUCTION    PRODUCTS  PRODUCTS   OTHER     TOTAL
                                             -----------   -------   --------   ------   -------
                                                             (millions of dollars)
1995 SUMMARY STATEMENT OF INCOME
     Sales and other operating revenue......   $ 1,764     $17,375   $ 4,841    $  318   $24,298
     Other revenue..........................        90          11        15         5       121
     Intersegment transfers.................     2,659         969       152        --        --
                                               -------     -------   --------   ------   -------
               TOTAL REVENUE................     4,513      18,355     5,008       323    24,419(1)
     Costs and operating expenses...........     2,293      17,212     3,778       353    19,856(1)
     Depreciation, amortization, etc........     1,533         365       273       132     2,303
                                               -------     -------   --------   ------   -------
               OPERATING PROFIT (LOSS)......       687         778       957      (162)    2,260
     Corporate expense--allocated...........        40          34        17        --        91
     Income tax expense
       (benefit)--allocated.................        66         232       371       (86)      583
     Minority interest......................        42          --        --         2        44
     Equity in net (income) loss of
       others...............................       (83)         55      (135 )      --      (163)
                                               -------     -------   --------   ------   -------
               INCOME (LOSS) FROM ONGOING
                 OPERATIONS.................       622         457       704       (78)    1,705
     Other charges(4).......................         1         (17)       10        --        (6)
                                               -------     -------   --------   ------   -------
               SEGMENT NET INCOME (LOSS)....   $   621     $   474   $   694    $  (78)  $ 1,711
                                                                                         -------
     Nonallocated costs.....................                                             $   191
               NET INCOME...................                                             $ 1,520
                                                                                         =======
1995 CAPITAL EXPENDITURES...................   $ 1,395     $ 1,065   $   422    $   13   $ 2,957(2)
IDENTIFIABLE ASSETS DECEMBER 31, 1995.......   $11,976     $ 8,763   $ 4,836    $  254   $27,021(3)

                                             (Table continued on following page)

                                             OIL AND GAS
                                             EXPLORATION
                                                 AND         OIL     CHEMICAL
                                             PRODUCTION    PRODUCTS  PRODUCTS   OTHER     TOTAL
                                             -----------   -------   --------   ------   -------
                                                             (millions of dollars)
1994 SUMMARY STATEMENT OF INCOME
     Sales and other operating revenue......   $ 1,490     $15,733   $ 4,075    $  325   $21,623
     Other revenue..........................        33          14        12         2        61
     Intersegment transfers.................     2,257         851       158        --        --
                                               -------     -------   --------   ------   -------
               TOTAL REVENUE................     3,780      16,598     4,245       327    21,684(1)
     Costs and operating expenses...........     2,163      15,559     3,654       350    18,460(1)
     Depreciation, amortization, etc........     1,605         341       288        90     2,324
                                               -------     -------   --------   ------   -------
               OPERATING PROFIT (LOSS)......        12         698       303      (113)      900
     Corporate expense--allocated...........        39          29        16        --        84
     Income tax expense
       (benefit)--allocated.................      (210)        218        98      (125)      (19)
     Minority interest......................        20          --        --        --        20
     Equity in net (income) loss of
       others...............................       (96)         24       (34)      247       141
                                               -------     -------   --------   ------   -------
               INCOME (LOSS) FROM ONGOING
                 OPERATIONS.................       259         427       223      (235)      674
     Other charges(4).......................         2          54        62        --       118
                                               -------     -------   --------   ------   -------
               SEGMENT NET INCOME (LOSS)....   $   257     $   373   $   161    $ (235)  $   556
     Nonallocated costs.....................                                                  48
                                                                                         -------
               NET INCOME...................                                             $   508
                                                                                         =======
1994 CAPITAL EXPENDITURES...................   $   952     $ 1,087   $   343    $    8   $ 2,451(2)
IDENTIFIABLE ASSETS DECEMBER 31, 1994.......   $12,217     $ 7,892   $ 4,520    $  409   $26,379(3)
1993 SUMMARY STATEMENT OF INCOME
     Sales and other operating revenue......   $ 1,418     $15,462   $ 3,687    $  282   $20,849
     Other revenue..........................        96           8        16        --       120
     Intersegment transfers.................     2,492         949       172        --        --
                                               -------     -------   --------   ------   -------
               TOTAL REVENUE................     4,006      16,419     3,875       282    20,969(1)
     Costs and operating expenses...........     2,098      15,708     3,315       299    17,807(1)
     Depreciation, amortization, etc........     1,225         253       232        11     1,721
                                               -------     -------   --------   ------   -------
               OPERATING PROFIT (LOSS)......       683         458       328       (28)    1,441
     Corporate expense--allocated...........        53          25        24         1       103
     Income tax expense
       (benefit)--allocated.................       163         163       119       (20)      425
     Minority interest......................        12          --        --        --        12
     Equity in net (income) loss of
       others...............................       (23)        (15)      (35)       18       (55)
                                               -------     -------   --------   ------   -------
               INCOME (LOSS) FROM ONGOING
                 OPERATIONS.................       478         285       220       (27)      956
     Other charges(4).......................         1           5       185        --       191
                                               -------     -------   --------   ------   -------
               SEGMENT NET INCOME (LOSS)....   $   477     $   280   $    35    $  (27)  $   765
     Nonallocated costs.....................                                                 (16)(5)
                                                                                         -------
               NET INCOME...................                                             $   781
                                                                                         =======
1993 CAPITAL EXPENDITURES...................   $   877     $   704   $   319    $   20   $ 1,981(2)
IDENTIFIABLE ASSETS DECEMBER 31, 1993.......   $12,697     $ 7,232   $ 4,312    $  659   $26,851(3)

------------

(1) After elimination of intersegment transfers of $3,780 million in 1995, $3,266 million in 1994 and $3,613 million in 1993, which are based on estimated market-related values.

(2) Includes non-segment capital expenditures of $62 million in 1995, $61 million in 1994, and $61 million in 1993.

(3) Includes non-segment assets of $1,192 million in 1995, $1,341 million in 1994 and $1,951 million in 1993.

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

                                                                      1995     1994    1993
                                                                      ----     ----    ----
                                                                      (millions of dollars)
    SHELL PIPE LINE CORPORATION
         Current assets...........................................    $154     $161    $115
         Noncurrent assets........................................     524      356     299
         Current liabilities......................................      89       61      58
         Noncurrent liabilities...................................      73       70      71
         Revenue..................................................     322      281     271
         Operating income.........................................     167      128     120
         Net income...............................................     130      101      97

20. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

                                                1995                                1994
                                  ---------------------------------   ---------------------------------
                                  FIRST    SECOND   THIRD    FOURTH   FIRST    SECOND   THIRD    FOURTH
                                  ------   ------   ------   ------   ------   ------   ------   ------
                                                          (millions of dollars)
     Sales and other operating
       revenue..................  $5,548   $6,289   $5,975   $6,487   $4,773   $5,310   $5,704   $5,839
     Revenues, less purchases
       and operating expenses...   1,448    1,665    1,768    1,716    1,185    1,018    1,398    1,288
     Income before income taxes
       and minority interest....     561      626      644      200      299     (590)     453      147
     Net income (loss)..........  $  340   $  385   $  414   $  380   $  179   $ (194)  $  313   $  211

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 1996.

                                      SHELL OIL COMPANY
                                        (Registrant)

                                      By       /s/  PHILIP J. CARROLL
                                        ---------------------------------------
                                           (Philip J. Carroll, President)

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

                            ------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 29, 1996 by the following persons on behalf of the Registrant in the capacities indicated.

                  SIGNATURE                                 TITLE
                  ---------                                 -----
           /s/  PHILIP J. CARROLL                   President and Director
---------------------------------------------   (Principal Executive Officer)
               (Philip J. Carroll)

           /s/  P. G. TURBERVILLE                   Vice President Finance
---------------------------------------------   (Principal Financial Officer)
               (P. G. Turberville)

              /s/  N. J. CARUSO                     Controller (Principal
---------------------------------------------        Accounting Officer)
                  (N. J. Caruso)

           /s/  JOSEPH E. ANTONINI                         Director
---------------------------------------------
               (Joseph E. Antonini)

            /s/  RAND V. ARASKOG                           Director
---------------------------------------------
                (Rand V. Araskog)

                                             (Signatures continued on next page)

(Signatures continued from preceding page)

                  SIGNATURE                                 TITLE
                  ---------                                 -----
           /s/  ROBERT F. DANIELL                          Director
---------------------------------------------
               (Robert F. Daniell)

          /s/  C. A. J. HERKSTROTER                        Director
---------------------------------------------
              (C. A. J. Herkstroter)

            /s/  JOHN S. JENNINGS                          Director
---------------------------------------------
                (John S. Jennings)

             /s/  JACK E. LITTLE                           Director
---------------------------------------------
                 (Jack E. Little)

            /s/  HAROLD A. POLING                          Director
---------------------------------------------
                (Harold A. Poling)

           /s/  GORDON R. SULLIVAN                         Director
---------------------------------------------
               (Gordon R. Sullivan)

           /s/  JOHN F. WOODHOUSE                          Director
---------------------------------------------
               (John F. Woodhouse)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.     DESCRIPTION                                                               PAGE NO.
-------   -----------                                                               --------
   3      Articles of Incorporation and By-Laws.....................................     *

  10      Material Contracts:
                (i)  Letter Agreement between Registrant and Shell Internationale
                     Research Maatschappij B. V.....................................    58

               (ii)  Agreement for Research Services................................     *

  21      Subsidiaries of the Registrant............................................    59

  23      Consent of Independent Accountants........................................    60

  24      Powers of Attorney........................................................    55

  27      Financial Data Schedule...................................................

------------

 * Incorporated by reference; see Item 14c, page 33.