Form 10-Q
period 1996-03-31
SHELL OIL CO
filed 1996-04-26
CIK 89629

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1996

                                 OR

[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]     NO [    ].

The number of shares of Common Stock, $10.00 par value, outstanding as of April 25, 1996 - 1,000 shares.

                             ------------------

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


===============================================================================

                         PART I. FINANCIAL INFORMATION

                       SHELL OIL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                              Millions of Dollars

                                                                                          FIRST QUARTER
                                                                                   ---------------------------
                                                                                     1996               1995
                                                                                   --------           --------
REVENUES
    Sales and other operating revenue   . . . . . . . . . . . . . . . . . . .        $7,149             $6,307
    Less:  Consumer excise and sales taxes  . . . . . . . . . . . . . . . . .           843                759
                                                                                     ------             ------
                                                                                      6,306              5,548
    Equity earnings, interest and other income  . . . . . . . . . . . . . . .            63                110
                                                                                     ------             ------
             TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,369               5,658

COSTS AND EXPENSES
    Purchases and operating expenses  . . . . . . . . . . . . . . . . . . . .         4,793              4,210
    Selling, general and administrative expenses  . . . . . . . . . . . . . .           238                193
    Exploration, including exploratory dry holes  . . . . . . . . . . . . . .            49                 45
    Research expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . .            31                 29
    Depreciation, depletion, amortization and retirements   . . . . . . . . .           503                442
    Interest and discount amortization  . . . . . . . . . . . . . . . . . . .            47                 50
    Operating taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           131                128
                                                                                    -------             ------
             TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,792              5,097

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST  . . . . . . . . . . . . . .           577                561

    Federal and Other Income Taxes  . . . . . . . . . . . . . . . . . . . . .            84                209
    Minority interest in income of subsidiaries   . . . . . . . . . . . . . .            10                 12
                                                                                     ------             ------
NET INCOME    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  483             $  340
                                                                                     ======             ======


Note: Certain 1995 amounts have been reclassified to conform with current year presentation.

                   ____________________________________________


                         OPERATING SEGMENTS INFORMATION
                              Millions of Dollars

                                                                                           FIRST QUARTER
                                                                                     -------------------------
                                                                                      1996               1995
                                                                                     ------             ------
SEGMENT NET INCOME (net of minority interest)
    Oil and Gas Exploration and Production  . . . . . . . . . . . . . . . .          $  314             $  167
    Oil Products  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              71                 14
    Chemical Products   . . . . . . . . . . . . . . . . . . . . . . . . . .              86                214
    Other. . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (2)                --
Corporate Items  . .  . . . . . . . . . . . . . . . . . . . . . . . . . . .              14                (55)
                                                                                     ------             ------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  483             $  340
                                                                                     ======             ======

                       SHELL OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              Millions of Dollars


                                                                                    MARCH 31         DECEMBER 31
                                                                                      1996              1995
                                                                                    --------         ----------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . .              $  805           $   421
    Receivables and prepayments, less allowance for
         doubtful accounts  . . . . . . . . . . . . . . . . . . . . . .               3,358             3,415
    Inventories of oils and chemicals   . . . . . . . . . . . . . . . .                 794               567
    Inventories of materials and supplies   . . . . . . . . . . . . . .                 234               234
                                                                                     ------           -------
             TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . .               5,191             4,637
INVESTMENTS, LONG-TERM RECEIVABLES AND
    DEFERRED CHARGES  . . . . . . . . . . . . . . . . . . . . . . . . .               2,962             2,912
PROPERTY, PLANT AND EQUIPMENT AT COST, LESS
    ACCUMULATED DEPRECIATION, DEPLETION AND
    AMORTIZATION OF $20,510 AT MARCH 31, 1996                                        19,501            19,472
    AND $20,193 AT DECEMBER 31, 1995  . . . . . . . . . . . . . . . . .             -------           -------
                                                                                    $27,654           $27,021
             TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . .             =======           =======



LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
    Accounts payable - trade  . . . . . . . . . . . . . . . . . . . . .             $ 2,018          $  2,094
    Other payables and accruals   . . . . . . . . . . . . . . . . . . .               1,180             1,212
    Income, operating and consumer taxes  . . . . . . . . . . . . . . .                 833               808
    Short-term debt   . . . . . . . . . . . . . . . . . . . . . . . . .               2,888             1,950
                                                                                    -------          --------
            TOTAL CURRENT LIABILITIES   . . . . . . . . . . . . . . . .               6,919             6,064
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,069             1,301
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . .               2,710             2,841
LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .               2,222             2,213
MINORITY INTEREST   . . . . . . . . . . . . . . . . . . . . . . . . . .                 748               749
SHAREHOLDER'S EQUITY
    Common stock - 1,000 shares of $10 per share
          par value . . . . . . . . . . . . . . . . . . . . . . . . . .                  --                --
    Capital in excess of par value  . . . . . . . . . . . . . . . . . .               2,206             2,206
    Earnings reinvested   . . . . . . . . . . . . . . . . . . . . . . .              11,780            11,647
                                                                                    -------          --------
            TOTAL SHAREHOLDER'S EQUITY  . . . . . . . . . . . . . . . .              13,986            13,853
                                                                                    -------          --------
            TOTAL   . . . . . . . . . . . . . . . . . . . . . . . . . .             $27,654          $ 27,021
                                                                                    =======          ========


Note: Certain 1995 amounts have been reclassified to conform with current year presentation.

                       SHELL OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Millions of Dollars

                                                                                           FIRST QUARTER
                                                                                     ------------------------
                                                                                      1996              1995
                                                                                     ------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  483           $   340
    Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation, depletion, amortization and retirements  . . . . . .             503               442
         Dividends in excess of (less than) equity income . . . . . . . . .             (23)               (8)
         (Increases) decreases in working capital:
              Receivables and prepayments . . . . . . . . . . . . . . . . .              57                64
              Inventories . . . . . . . . . . . . . . . . . . . . . . . . .            (227)              (65)
              Current payables and accruals . . . . . . . . . . . . . . . .             (83)             (208)
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .            (131)                4
         Minority interest in income of subsidiaries  . . . . . . . . . . .              10                12
         Other noncurrent items . . . . . . . . . . . . . . . . . . . . . .             (36)              (58)
                                                                                    -------           -------
                   Net Cash Provided by Operating Activities  . . . . . . .             553               523
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .            (662)             (642)
    Proceeds from property sales and salvage  . . . . . . . . . . . . . . .             127                46
    Other investments and advances  . . . . . . . . . . . . . . . . . . . .              21                22
                                                                                    -------           -------
                   Net Cash Used for Investing Activities . . . . . . . . .            (514)             (574)
                                                                                    -------           -------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt  . . . . . . . . . . . . . . .               5                97
    Principal payments on long-term debt  . . . . . . . . . . . . . . . . .            (243)              (22)
    Proceeds from sales of redeemable securities
         of subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . .              (1)               --
    Dividends to shareholder  . . . . . . . . . . . . . . . . . . . . . . .            (350)             (350)
    Dividends to minority interest  . . . . . . . . . . . . . . . . . . . .             (10)               (7)
    Increase (decrease) in short-term obligations   . . . . . . . . . . . .             944               134
                                                                                    -------           -------
                   Net Cash Provided by Financing Activities  . . . . . . .             345              (148)
                                                                                    -------           -------
NET CASH FLOWS
    Increase (Decrease) in cash and cash equivalents  . . . . . . . . . . .         $   384           $  (199)
                                                                                    =======           =======
CASH AND CASH EQUIVALENTS
    Balance at beginning of period  . . . . . . . . . . . . . . . . . . . .         $   421           $   617
    Increase (decrease) in cash and cash equivalents  . . . . . . . . . . .             384              (199)
                                                                                    -------           -------
                   Balance at end of period . . . . . . . . . . . . . . . .         $   805           $   418
                                                                                    =======           =======


Note: Certain 1995 amounts have been reclassified to conform with current year presentation.

                       SHELL OIL COMPANY AND SUBSIDIARIES

                     NOTES TO INTERIM FINANCIAL STATEMENTS

A.  INTERIM FINANCIAL STATEMENT MATTERS
         The unaudited financial statements and summarized notes of Shell Oil Company (the Company) and its consolidated subsidiaries (Shell Oil) included in this report do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995. The financial information presented in the financial statements included in this report reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Any such adjustments are of a normal recurring nature, except as may otherwise be described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The results for the first quarter of 1996 should not be construed as necessarily indicative of future financial results.

B.  SUMMARIZED FINANCIAL INFORMATION - SHELL PIPE LINE CORPORATION
         The following summarized financial information for Shell Pipe Line Corporation, a wholly owned subsidiary of Shell Oil Company, is presented here for the information of holders of Shell Pipe Line Corporation's 7 1/2% Guaranteed Sinking Fund Debentures due 1999, which are fully guaranteed by Shell Oil Company.

                                                                                      March 31          December 31
         Millions of dollars                                                            1996               1995
                                                                                      --------          -----------
         Current assets . . . . . . . . . . . . . . . . . . . . . . . .                $129                $154
         Noncurrent assets  . . . . . . . . . . . . . . . . . . . . . .                 560                 524
         Current Liabilities  . . . . . . . . . . . . . . . . . . . . .                  61                  89
         Noncurrent Liabilities . . . . . . . . . . . . . . . . . . . .                  75                  73

                                                                                             First Quarter
                                                                                     ----------------------------
         Millions of dollars                                                          1996                 1995
                                                                                     ------              --------
         Revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . .               $ 87                $ 75
         Operating income . . . . . . . . . . . . . . . . . . . . . . .                 50                  39
         Net income . . . . . . . . . . . . . . . . . . . . . . . . . .                 37                  30

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

         Shell Oil has received allegations or claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar state statutes that it is involved at 220 sites, including the Rocky Mountain Arsenal (RMA). As of March 31, 1996, discussions or activities were ongoing concerning 80 of these sites, in some cases in the early stages.
During the first quarter of 1996, expenses recorded under CERCLA and such state statutes were approximately $2 million and approximately $8 million was charged to previously established reserves. The United States and the Company have entered into a consent decree to settle environmental claims at the RMA and, with the State of Colorado, have agreed to a Conceptual Remedy for the cleanup. The Company has accrued $500 million for its share of the related costs, $271 million of which had been spent as of March 31, 1996. The Company believes its current accruals will be adequate to cover its anticipated costs under the Conceptual Remedy for the RMA. Shell Oil also has certain obligations under the Resource Conservation and Recovery Act (RCRA) and similar state laws regarding corrective action at manufacturing locations and provides assurances regarding its financial ability to meet certain closure and post-closure obligations that will arise in the future at such locations under such laws.

         Since 1984, the Company has been named as a defendant in numerous product liability cases, including class actions, involving the failure of plumbing systems in the U.S. constructed with polybutylene plastic pipe. The plaintiffs in the litigation claim actual and punitive damages arising primarily from leaking residential plumbing systems. The Company manufactured the resin used to make the pipe in these systems. Two other substantial manufacturers made the resins for the polyacetal insert fittings used in the residential plumbing systems (the fittings' co-defendants) and, with the manufacturers of the fittings and pipe, are also defendants in these cases.
The Company's position and most of the judgments to date have confirmed that most of the leaks have occurred in residential plumbing systems due to failure of the polyacetal insert fitting system, which is no longer used. In addition to the numerous cases which have been filed on behalf of individual claimants, over 25 purported statewide, partial statewide or nationwide class actions have been filed. During 1995, Shell and one of the fittings co-defendants settled a nationwide class action in Tennessee State Court while the other fittings co-defendant settled a nationwide class action in Alabama State Court. The parties agreed to coordinate the implementation of these two settlements. Settlement has also been reached with an attorney representing many of the known opt-outs to such Tennessee settlement. However, a significant number of opt-outs remain and at least some are likely to seek to litigate their claims. The class action settlements provide for the creation of an entity to receive and handle claims and for a $950 million fund to pay such claims, which claims may be made over a period of up to 14 years, depending on various factors. If the settlement funds are exhausted, additional funds may be provided by the defendants or claimants who have not received their full benefits under the settlements may seek their remedy in a new court proceeding at that time.
There are significant issues to be resolved as to how costs will be shared among certain co-defendants. The Company and one fittings co-defendant have agreed to arbitration during 1996 to determine how the costs of the settlements will be shared between them; the other fittings co-defendant has agreed to fund 10% of all acetal fitting costs related to the class action settlements. At least some contribution to the settlements is expected from other parties. There are issues remaining to be resolved in connection with certain litigation in other states and possible conflicts among the various courts. Additionally, in matters outside the residential plumbing litigation and settlements, claims involving problems with polybutylene pipe used in municipal water distribution systems increased during 1995. The Company will continue to defend vigorously in these matters but it cannot currently predict when or how polybutylene related matters will finally be resolved.

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

         The Company is a party to litigation regarding Nemagon(R), an agricultural chemical containing DBCP manufactured and sold by it from 1955 to 1978. In California, the claims involve alleged contamination of water wells based on revisions to governmental standards. The claims in the litigation seek the cost of cleanup and future monitoring of such water wells. The Company is a co-defendant in these cases with other substantial manufacturers and suppliers of the same chemical. During the second quarter of 1995, the majority of these cases were settled, with the defendants accepting certain future obligations. Ultimate exposure will not be known with certainty until all cases are resolved and time has passed to see what cleanup will in fact be required, which may be affected both by changes in DBCP levels detected in certain water tables, new wells drilled and regulations in place. Cases have been filed against the Company, other substantial manufacturers and suppliers of DBCP and various banana growers alleging that the plaintiffs suffer fertility problems arising from exposure to DBCP while working on banana plantations outside the United States. The Company is contesting whether any injury has in fact been incurred by plaintiffs, whether DBCP was in fact the cause of any such injury as may exist, and in any case if the Company was a supplier or otherwise has liability in connection with any such injury.

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

                            ________________________


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          Shell Oil Company reported record first quarter net income of $483 million, an increase of $143 million, or 42 percent, over the $340 million in the same 1995 period. Adjusted net income, which excludes special items, was $385 million for the first quarter of 1996, an increase of $82 million, or 27 percent.

         All three operating segments experienced growth during the first quarter of 1996, as production of crude oil and natural gas increased and sales volumes of refined and chemical products were higher. In addition, oil and gas exploration and production benefited from improved prices for crude oil and natural gas, while oil products margins improved somewhat over their low levels of the 1995 quarter. These benefits more than offset lower chemical margins, which declined substantially from their higher 1995 levels.

         Special items benefited net income $98 million in the first quarter of 1996 and $37 million in the 1995 quarter. In the 1996 quarter, special items included benefits from prior year tax adjustments and from gains on the sale of oil and gas producing properties.

OIL AND GAS EXPLORATION AND PRODUCTION

Income Highlights                                                                   FIRST QUARTER
- -----------------                                                            -------------------------
                                                                                1996           1995
                                                                             ---------      ----------
                                                                                (millions of dollars)
    Income from Ongoing Operations  . . . . . . . . . . . . . . . . . . . .  $    314        $     167
    Other charges*  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -                -
                                                                             --------       ----------
         Segment Net Income . . . . . . . . . . . . . . . . . . . . . . . .       314              167
    Special Items (includes "Other Charges")  . . . . . . . . . . . . . . .        23               40
                                                                             --------         --------
    Adjusted Net Income   . . . . . . . . . . . . . . . . . . . . . . . . .       291              127

____________________
* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Oil and gas exploration and production segment net income totaled $314 million for the first quarter of 1996, an increase of $147 million over the 1995 quarter. Adjusted net income, which excludes special items, was $291 million for the 1996 quarter, up $164 million.

         In the first quarter of 1996, income benefited from higher prices and production of crude oil and natural gas. Natural gas prices rebounded from the depressed levels of the 1995 quarter, increasing 57 percent. Average domestic crude oil prices increased $1.78 per barrel in the 1996 quarter over 1995, averaging $16.55 per barrel, the highest level in over three years. Domestic crude oil production rose 22,000 barrels per day, or 6 per cent, while natural gas production increased 154 million cubic feet per day, or 9 percent. These production increases were mainly in the Gulf of Mexico and more than offset natural declines elsewhere.


OIL PRODUCTS

Income Highlights                                                                  FIRST QUARTER
- -----------------                                                             ------------------------
                                                                                1996           1995
                                                                              -------       ----------
                                                                                  (millions of dollars)
    Income from Ongoing Operations  . . . . . . . . . . . . . . . . . . . .      $ 71             $ 14
    Other charges*  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -                -
                                                                              -------       ----------
         Segment Net Income . . . . . . . . . . . . . . . . . . . . . . . .        71               14
    Special Items (includes "Other  Charges")   . . . . . . . . . . . . . .         -                -
                                                                              -------       ----------
    Adjusted Net Income   . . . . . . . . . . . . . . . . . . . . . . . . .        71               14

_____________________
* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Oil products segment net income was $71 million in the first quarter of 1996, an increase of $57 million over 1995. Adjusted net income, which excludes special items, was also $71 million for the first quarter of 1996.

         Refined product margins, which were severely depressed during the first quarter of 1995, were higher in the 1996 quarter as selling price increases exceeded rising crude oil costs. Operating costs declined from the 1995 quarter, primarily due to a lower level of scheduled refinery maintenance in 1996. Sales volumes of refined products increased 8 percent in the 1996 period, while sales volumes of automotive gasolines to branded service stations increased 1 percent.

CHEMICAL PRODUCTS

Income Highlights                                                                   FIRST QUARTER
- -----------------                                                             -------------------------
                                                                                1996            1995
                                                                              --------        ---------
                                                                               (millions of dollars)
    Income from Ongoing Operations  . . . . . . . . . . . . . . . . . . . .     $  89             $ 217
    Other charges*  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3)               (3)
                                                                              --------        ----------
         Segment Net Income . . . . . . . . . . . . . . . . . . . . . . . .        86               214
    Special Items (includes "Other Charges")  . . . . . . . . . . . . . . .        15                (3)
                                                                              -------         ----------
    Adjusted Net Income   . . . . . . . . . . . . . . . . . . . . . . . . .        71               217

_____________________
* Amounts associated with major product classifications for which there as been no revenue stream or investment in the last five years.

         Chemical products segment net income was $86 million in the first quarter of 1996, a decrease of $128 million from the respective 1995 period. Adjusted net income, which excludes special items, was $71 million for the 1996 quarter, down $146 million.

         In the 1996 quarter, margins declined substantially due to lower prices and higher feedstock costs, while sales volumes increased over the 1995 quarter. These effects were mostly in primary chemicals.


OTHER
         Net income for the other operating segment was a loss of $2 million in the first quarter of 1996 compared to a nil amount in the first quarter of 1995.


CORPORATE ITEMS
         Corporate items totaled a positive $14 million in the first quarter of 1996 compared to charges totaling $55 million in the first quarter of 1995. However, excluding a prior year tax adjustment, charges totaled $48 million in the first quarter of 1996, decreasing $7 million compared to the 1995 period. Financing costs were lower primarily due to lower interest rates.




FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY
         Cash flow provided by operating activities totaled $553 million for the first quarter of 1996, compared with $523 million last year, an increase of $30 million. The increase was due to higher earnings in 1996. The major uses of cash generated from operating activities coupled with an increase in debt of $706 million, were for capital expenditures of $662 million and a dividend payment of $350 million. During the first quarter of 1996, the Company borrowed $549 million at market rates and terms from a company affiliated with the Royal Dutch/Shell Group of companies.

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

                             _____________________

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         There were no new legal proceedings or developments to existing legal proceedings which required reporting in the first quarter of 1996.

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


                                        SHELL OIL COMPANY



                                        By /s/  N. J. CARUSO
                                        --------------------------
                                        N. J. Caruso, Controller
                                        (Principal Accounting and
                                        Duly Authorized Officer)


Date:  April 25, 1996

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