Form 10-Q
period 1996-06-30
SHELL OIL CO
filed 1996-07-26
CIK 89629

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

 The number of shares of Common Stock, $10.00 par value, outstanding as of June 30, 1996 - 1,000 shares.

                            ____________________

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


================================================================================

                         PART I. FINANCIAL INFORMATION

                       SHELL OIL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                              Millions of Dollars

                                                               SECOND QUARTER                SIX MONTHS
                                                           ----------------------       ----------------------
                                                             1996          1995           1996          1995
                                                           -------        -------       --------      --------
REVENUES
   Sales and other operating revenue  . . . . . . .        $ 7,959        $ 7,122       $ 15,108      $ 13,429
   Less:  Consumer excise and sales taxes   . . . .            864            833          1,707         1,592
                                                           -------        -------       --------      --------
                                                             7,095          6,289         13,401        11,837
   Equity earnings, interest and other income   . .             93            104            156           214
                                                           -------        -------       --------      --------
          TOTAL . . . . . . . . . . . . . . . . . .          7,188          6,393         13,557        12,051
                                                           -------        -------       --------      --------

COSTS AND EXPENSES
   Purchases and operating expenses   . . . . . . .          5,416          4,715         10,209         8,912
   Selling, general and administrative expenses   .            283            277            521           483
   Exploration, including exploratory dry holes   .             75             68            124           112
   Research expenses  . . . . . . . . . . . . . . .             34             28             65            57
   Depreciation, depletion, amortization and
      retirements   . . . . . . . . . . . . . . . .            549            502          1,052           944
   Interest and discount amortization   . . . . . .             56             53            103           104
   Operating taxes  . . . . . . . . . . . . . . . .            106            124            237           252
                                                           -------        -------       --------      --------
          TOTAL . . . . . . . . . . . . . . . . . .          6,519          5,767         12,311        10,864
                                                           -------        -------       --------      --------

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST . . . . . . . . . . . . . . . . .        $   669        $   626       $  1,246      $  1,187
   Federal and other income taxes   . . . . . . . .            198            228            282           437
   Minority interest in income
      of subsidiaries   . . . . . . . . . . . . . .             10             13             20            25
                                                           -------        -------       --------      --------

NET INCOME(LOSS)  . . . . . . . . . . . . . . . . .        $   461        $   385       $    944      $    725
                                                           =======        =======       ========      ========


Note: Certain 1995 amounts have been reclassified to conform with current year presentation.


                             ____________________

                         OPERATING SEGMENTS INFORMATION
                              Millions of Dollars

                                                             SECOND QUARTER                   SIX MONTHS
                                                         ----------------------        -----------------------
                                                          1996            1995           1996            1995
                                                         -------        -------        --------         ------
SEGMENT NET INCOME (LOSS)
   Oil and Gas Exploration and Production   . . . .      $   307        $   144        $    622         $   311
   Oil Products   . . . . . . . . . . . . . . . . .          137            106             208             119
   Chemical Products  . . . . . . . . . . . . . . .          (46)           181              40             395
   Other  . . . . . . . . . . . . . . . . . . . . .           (6)            (5)             (9)             (4)
Corporate Items . . . . . . . . . . . . . . . . . .           69            (41)             83             (96)
                                                         -------        -------        --------         -------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . .      $   461        $   385        $    944         $   725
                                                         =======        =======        ========         =======



                       SHELL OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              Millions of Dollars


                                                                               JUNE 30          DECEMBER 31
                                                                              ---------         -----------
                                                                                 1996               1995
                                                                              ---------         -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . .       $     532          $     421
  Receivables and prepayments, less allowance for
     doubtful accounts  . . . . . . . . . . . . . . . . . . . . . . . .           3,472              3,415
  Inventories of oils and chemicals   . . . . . . . . . . . . . . . . .             852                567
  Inventories of materials and supplies   . . . . . . . . . . . . . . .             229                234
                                                                              ---------          ---------
            TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . .           5,085              4,637
INVESTMENTS, LONG-TERM RECEIVABLES AND
  DEFERRED CHARGES  . . . . . . . . . . . . . . . . . . . . . . . . . .           3,087              2,912
PROPERTY, PLANT AND EQUIPMENT AT COST, LESS
  ACCUMULATED DEPRECIATION, DEPLETION AND
  AMORTIZATION OF $20,671 AT JUNE 30, 1996
  AND $20,193 AT DECEMBER 31, 1995  . . . . . . . . . . . . . . . . . .          19,705             19,472
                                                                              ---------          ---------
            TOTAL   . . . . . . . . . . . . . . . . . . . . . . . . . .       $  27,877          $  27,021
                                                                              =========          =========


LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Accounts payable - trade  . . . . . . . . . . . . . . . . . . . . . .       $   1,921          $   2,094
  Other payables and accruals   . . . . . . . . . . . . . . . . . . . .           1,437              1,212
  Income, operating and consumer taxes  . . . . . . . . . . . . . . . .             585                808
  Short-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . .           2,985              1,950
                                                                              ---------          ---------
          TOTAL CURRENT LIABILITIES   . . . . . . . . . . . . . . . . .           6,928              6,064
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,003              1,301
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . .           2,658              2,841
LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .           2,351              2,213
MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . . . . . . .             840                749
Shareholder's Equity
  Common stock - 1,000 shares of $10 per share
      par value   . . . . . . . . . . . . . . . . . . . . . . . . . . .              --                 --
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . .           2,206              2,206
  Earnings reinvested   . . . . . . . . . . . . . . . . . . . . . . . .          11,891             11,647
                                                                              ---------          ---------
          TOTAL SHAREHOLDER'S EQUITY  . . . . . . . . . . . . . . . . .          14,097             13,853
                                                                              ---------          ---------
          TOTAL   . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  27,877          $  27,021
                                                                              =========          =========



Note: Certain 1995 amounts have been reclassified to conform with current year presentation.

                       SHELL OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Millions of Dollars

                                                                                            SIX MONTHS
                                                                                    --------------------------
                                                                                      1996              1995
                                                                                    --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    944         $     725
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, depletion, amortization and retirements . . . . . . . . .          1,052               944
          Dividends in excess of (less than) equity income  . . . . . . . . .            (63)              (67)
          (Increases) decreases in working capital:
             Receivables and prepayments  . . . . . . . . . . . . . . . . . .            (57)               53
             Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .           (280)              (98)
             Current payables and accruals  . . . . . . . . . . . . . . . . .           (171)             (454)
          Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . .           (183)               48
          Minority interest in income of subsidiaries   . . . . . . . . . . .             20                25
          Other noncurrent items  . . . . . . . . . . . . . . . . . . . . . .             (8)              (44)
                                                                                    --------         ---------
             Net Cash Provided by Operating Activities  . . . . . . . . . . .          1,254             1,132
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,589)           (1,407)
  Proceeds from property sales and salvage  . . . . . . . . . . . . . . . . .            297                47
  Other investments and advances  . . . . . . . . . . . . . . . . . . . . . .            (54)               53
                                                                                    --------         ---------
             Net Cash Used for Investing Activities . . . . . . . . . . . . .         (1,346)           (1,307)
                                                                                    --------         ---------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt  . . . . . . . . . . . . . . . . .             68                97
  Principal payments on long-term debt  . . . . . . . . . . . . . . . . . . .           (277)              (32)
  Proceeds from sales of redeemable securities of subsidiaries  . . . . . . .             97               192
  Dividends to minority interest  . . . . . . . . . . . . . . . . . . . . . .            (26)              (21)
  Dividends   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (700)             (700)
  Increase (decrease) in short-term obligations   . . . . . . . . . . . . . .          1,041               751
                                                                                    --------         ---------
             Net Cash Provided by Financing Activities  . . . . . . . . . . .            203               287
                                                                                    --------         ---------
NET CASH FLOWS
  Increase (Decrease) in Cash and cash equivalents  . . . . . . . . . . . . .       $    111         $     112
                                                                                    ========         =========
CASH AND CASH EQUIVALENTS
  Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . .       $    421         $     617
  Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . .            111               112
                                                                                    --------         ---------
             Balance at end of period . . . . . . . . . . . . . . . . . . . .       $    532         $     729
                                                                                    ========         =========



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

         The results for the second quarter and first six months of 1996 should not be construed as necessarily indicative of future financial results.

B.  SUMMARIZED FINANCIAL INFORMATION - SHELL PIPE LINE CORPORATION

         The following summarized financial information for Shell Pipe Line Corporation, a wholly owned subsidiary of Shell Oil Company, is presented here for the information of holders of Shell Pipe Line Corporation's 7 1/2% Guaranteed Sinking Fund Debentures due 1999, which are fully guaranteed by Shell Oil Company.

                                                                                June 30           December 31
                                                                               ---------          -----------
         Millions of dollars                                                     1996                 1995
                                                                               ---------          -----------
         Current assets . . . . . . . . . . . . . . . . . . . . . . . .         $   93               $ 154
         Noncurrent assets  . . . . . . . . . . . . . . . . . . . . . .            639                 524
         Current Liabilities  . . . . . . . . . . . . . . . . . . . . .             67                  89
         Noncurrent Liabilities . . . . . . . . . . . . . . . . . . . .             78                  73

                                                                  Second Quarter               Six Months
                                                                -----------------           -------------------
         Millions of dollars                                    1996         1995           1996           1995
                                                                ----         ----           ----           ----
         Revenues . . . . . . . . . . . . . . . . . . .        $  86        $  80         $  173           $155
         Operating income . . . . . . . . . . . . . . .           44           43             94             82
         Net income . . . . . . . . . . . . . . . . . .           34           33             71             63


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

         Shell Oil has received allegations or claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar state statutes that it is involved at 225 sites, including the Rocky Mountain Arsenal (RMA). As of June 30, 1996, discussions or activities were ongoing concerning 85 of these sites, in some cases in the early stages. During the first half of 1996, expenses recorded under CERCLA and such state statutes were approximately $4 million and approximately $16 million was charged to previously established reserves. The United States, the State of Colorado and the Company have agreed upon a remediation plan at the RMA and such plan has been formally incorporated in the Record of Decision
(ROD). The Company has accrued $500 million for its share of the related costs, $276 million of which had been spent as of June 30, 1996. The Company believes its current accruals will be adequate to cover its anticipated costs under the ROD for the RMA. Shell Oil also has certain obligations under the Resource Conservation and Recovery Act (RCRA) and similar state laws regarding corrective action at manufacturing locations and provides assurances regarding its financial ability to meet certain closure and post- closure obligations that will arise in the future at such locations under such laws.

         Since 1984, the Company has been named as a defendant in numerous product liability cases, including class actions, involving the failure of plumbing systems in the United States constructed with polybutylene plastic pipe. The plaintiffs in the litigation claim actual and punitive damages arising primarily from leaking residential plumbing systems. The Company manufactured the resin used to make the pipe in these systems. Two other substantial manufacturers made the resins for the polyacetal insert fittings used in the residential plumbing systems (the fittings' co-defendants) and, with the manufacturers of the fittings and pipe, are also defendants in these cases. The Company's position and most of the judgments to date have confirmed that most of the leaks have occurred in residential plumbing systems due to failure of the polyacetal insert fitting system, which is no longer used. In addition to the numerous cases which have been filed on behalf of individual claimants, over 25 purported statewide, partial statewide or nationwide class actions have been filed. During 1995, Shell and one of the fittings co-defendants settled a nationwide class action in Tennessee State Court while the other fittings co-defendant settled a nationwide class action in Alabama State Court. The parties agreed to coordinate the implementation of these two settlements. Settlement has also been reached with an attorney representing many of the known opt-outs to such Tennessee settlement. However, a significant number of opt-outs remain and at least some are likely to seek to litigate their claims. The class action settlements provide for the creation of an entity to receive and handle claims and for a $950 million fund to pay such claims, which claims may be made over a period of up to 14 years, depending on various factors. If the settlement funds are exhausted, additional funds may be provided by the defendants, or claimants who have not received their full benefits under the settlements may seek their remedy in a new court proceeding at that time. There are significant issues to be resolved as to how costs will be shared among certain co-defendants. The Company and one fittings co-defendant have agreed to arbitration during 1996 to determine how the costs of the settlements will be shared between them; the other fittings co-defendant has agreed to fund 10% of all acetal fitting costs related to the class action settlements. At least some contribution to the settlements is expected from other parties. There are issues remaining to be resolved in connection with certain litigation in other states and possible conflicts among the various courts. Additionally, in matters outside the residential plumbing litigation and settlements, claims involving problems with polybutylene pipe used in municipal water distribution systems increased during 1995. The Company will continue to defend vigorously in these matters but it cannot currently predict when or how polybutylene related matters will finally be resolved.

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


                            _______________________



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Shell Oil reported a record second quarter net income of $461 million,
an increase of $76 million over the second quarter of 1995.   Excluding special
items in both quarters, adjusted net income in the second quarter of 1996 totaled $445 million, an increase of $58 million or 15 percent.

         The key operational elements contributing to these results in the second quarter of 1996 as compared to 1995 were higher prices for crude oil and natural gas, increased natural gas production and higher refined product margins, all of which more than offset the negative effects from significantly lower chemical margins.

         For the first six months of 1996, net income was a record $944 million, an increase of $219 million, or 30 percent, over the same period last year. Excluding special items, adjusted net income for 1996 totaled $830 million, an increase of $140 million, or 20 percent, over 1995.

         Contributing to these higher earnings in the first six months of 1996 were improved prices and production of crude oil and natural gas, increased sales volumes of oil and chemical products, and higher margins for oil products. Partially offsetting these benefits were lower chemical margins, which declined substantially from their higher levels in 1995.

         Special items in the 1996 periods benefited net income $16 million for the quarter and $114 million for the first half. Special items in the second quarter of 1996 included proceeds from an insurance recovery and benefits from prior period tax credits, offset in part by an increase to an existing provision for product liability, losses on the sale of producing properties and a charge for property damages. In addition to these second quarter items, the first half of 1996 also included further benefits from prior year tax adjustments. In contrast, special items reduced 1995 net income by $2 million for the quarter, but benefited the first half by $35 million.



OIL AND GAS EXPLORATION AND PRODUCTION

Income Highlights                                            Second Quarter                   Six Months
- -----------------                                        ----------------------        -----------------------
(millions of dollars)                                      1996          1995             1996           1995
                                                         -------       --------        ---------       -------
  Income from Ongoing Operations  . . . . . . . . .      $   307       $    144        $    622        $   311
  Other Charges*  . . . . . . . . . . . . . . . . .           --             --              --             --
                                                         -------       --------        --------        -------
    Segment Net Income  . . . . . . . . . . . . . .          307            144             622            311
  Special Items (includes "Other Charges")  . . . .           27             (3)             50             37
                                                         -------       --------        --------        -------
  Adjusted Net Income   . . . . . . . . . . . . . .          280            147             572            274


- -----------

*Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Oil and gas exploration and production segment net income in the second quarter of 1996 was $307 million, an increase of $163 million over 1995. For the first half of 1996, net income was $622 million, up $311 million. Excluding special items in the comparable periods, adjusted net income increased $133 million in the 1996 quarter versus 1995, and $298 million in the first-half comparison.

    Both 1996 periods benefited from higher average domestic prices for crude oil and natural gas. Natural gas prices for the second quarter of 1996 averaged $2.37 per thousand cubic feet, up 41 percent over the same 1995 period, while average domestic crude oil prices were $18.02 per barrel, up 12 percent. Similarly, in the first-half comparison, average natural gas prices in 1996 increased 46 percent while domestic crude oil prices increased 12 percent.

    Average domestic production of crude oil declined slightly in the 1996 quarter, averaging 374,000 barrels per day, a decrease of 4,000 barrels. For the first six months, however, domestic production increased 9,000 barrels per day, averaging 377,000 barrels. The quarter decrease was the result of a temporary curtailment of production due to the installation of pipeline facilities at Auger. For the first six months of 1996, increased domestic production was attributable to the deep-water Gulf of Mexico, which more than offset natural declines elsewhere. Natural gas production increased in both 1996 periods over 1995, up 5 percent in the quarter comparison and 7 percent in the six months.


OIL PRODUCTS

Income Highlights                                            Second Quarter                  Six Months
- -----------------                                        ---------------------        -----------------------
(millions of dollars)                                      1996         1995            1996            1995
                                                         -------      --------        --------        -------
  Income from Ongoing Operations  . . . . . . . . .      $   138      $    107        $    209        $   120
  Other Charges*  . . . . . . . . . . . . . . . . .           (1)           (1)             (1)            (1)
                                                         -------      --------        --------        -------
    Segment Net Income  . . . . . . . . . . . . . .          137           106             208            119
  Special Items (includes "Other Charges")  . . . .          (11)           (4)            (11)            (4)
                                                         -------      --------        --------        -------
   Adjusted Net Income  . . . . . . . . . . . . . .          148           110             219            123


- -----------

*Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

    Oil products segment net income was $137 million in the second quarter of 1996, an increase of $31 million over 1995. In the first six months of 1996, net income totaled $208 million, up $89 million from 1995. Excluding special items in comparable periods, adjusted net income increased $38 million versus the 1995 quarter, and improved $96 million in the six-months comparison.

    In the second quarter of 1996, benefits were derived from improved refined product margins and higher sales volumes. The improvement was partially offset by higher marketing costs and by a fire at the Martinez, California refinery. The fire disrupted production of light products, including gasoline; however, supply arrangements, including additional purchases of light products, were utilized to meet customer demands. For the first six months of 1996, income benefited primarily from improved refined product margins and higher sales volumes.

    Refined product sales volumes in the second quarter and the first six months of 1996 were higher than in 1995, with automotive gasoline sales volumes to branded service stations essentially unchanged.


CHEMICAL PRODUCTS

Income Highlights                                            Second Quarter                   Six Months
- -----------------                                        ----------------------        -----------------------
(millions of dollars)                                      1996          1995            1996            1995
                                                         -------       --------        --------        -------
  Income from Ongoing Operations  . . . . . . . . .      $   (44)      $    183        $     45        $   400
  Other Charges*  . . . . . . . . . . . . . . . . .           (2)            (2)             (5)            (5)
                                                         -------       --------        --------        -------
    Segment Net Income  . . . . . . . . . . . . . .          (46)           181              40            395
  Special Items (includes "Other Charges")  . . . .         (119)             5            (104)             2
                                                         -------       --------        --------        -------
   Adjusted Net Income  . . . . . . . . . . . . . .           73            176             144            393


- -----------

*Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Chemical products segment incurred a net loss of $46 million in the second quarter of 1996, a decrease of $227 million over the comparable 1995 quarter. For the first six months of 1996, chemical products net income was $40 million, a decrease of $355 million. Excluding special items in the comparable periods, adjusted net income for the 1996 quarter was $73 million, a decline of $103 million, and for the first six months, totaled $144 million, down $249 million.

         Chemical margins in both 1996 periods declined significantly from those high levels achieved in 1995 due to lower selling prices and rising feedstock costs. Overall, sales volumes increased in both 1996 periods, due mainly to higher sales of primary chemicals.

OTHER

         The other segment incurred net losses of $6 million and $9 million in the second quarter and the first half of 1996, respectively, compared to net losses of $5 million and $4 million in the comparable 1995 periods.

CORPORATE ITEMS

         Corporate items totaled a positive $69 million in the second quarter of 1996 and $83 million in the first half of 1996, compared to charges of $41 million and $96 million in the respective 1995 periods. Excluding special items, corporate incurred charges of $50 million in the 1996 quarter and $96 million in the first six months of 1996.

FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

         Cash flow provided by operating activities totaled $1,254 million for the first six months of 1996, compared with $1,132 million in the comparable period last year, an increase of $122 million. The period to period increase was attributable to higher earnings. Cash generated from operating activities, coupled with an increase in debt of $832 million and proceeds from property sales of $297 million in the first six months of 1996, was used primarily for capital expenditures of $1,589 million and dividend payments of $700 million.


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

                           _________________________

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         As previously reported in the Company's 1995 Annual Report on Form 10-K (10-K), the United States, the State of Colorado and the Company reached a Conceptual Remedy regarding clean-up of the Rocky Mountain Arsenal (RMA) on
June 13, 1995. During the second quarter of 1996, the Conceptual

Remedy was formally incorporated in the Record of Decision (ROD) as the remediation plan. The ROD for the RMA was executed on June 11, 1996.

         As previously reported in the 10-K, the Company received a Notice of Violation/Finding of Violation from the EPA Region V alleging violations under the Clean Air Act and the Illinois State Implementation Plan by the Wood River Manufacturing Complex. On June 24, 1996, the Company received a further Notice of Violation from the EPA alleging additional violations. Shell Oil and the EPA are engaging in discussions seeking to resolve these and other previously reported matters at Wood River.


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


                                             SHELL OIL COMPANY



                                           By       N. J. CARUSO
                                             ----------------------------------
                                                 N. J. Caruso, Controller
                                                (Principal Accounting and
                                                 Duly Authorized Officer)





Date:  July 26, 1996

                               INDEX TO EXHIBITS


Exhibit                                                                Page
Number     Description                                                 Number
- ------     -----------                                                 ------
27         Financial Data Schedule  . . . . . . . . . . . .

