Form 10-Q
period 1996-09-30
SHELL OIL CO
filed 1996-10-31
CIK 89629

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1996
                                       OR
[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________________ to _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares of Common Stock, $10.00 par value, outstanding as of September 30, 1996 - 1,000 shares.
                              -----------------
                        OMISSION OF CERTAIN INFORMATION

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

                         PART I. FINANCIAL INFORMATION

                       SHELL OIL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                              Millions of Dollars

                                                               THIRD  QUARTER                NINE MONTHS
                                                           ----------------------       ----------------------
                                                            1996            1995          1996           1995
                                                           -------         ------       --------       -------
REVENUES
   Sales and other operating revenue  . . . . . . .        $ 8,149         $6,800        $23,257       $20,229
   Less:  Consumer excise and sales taxes   . . . .            953            825          2,660         2,418
                                                           -------         ------        -------       -------
                                                             7,196          5,975         20,597        17,811
   Equity earnings, interest and other income   . .             71             86            227           301
                                                           -------         ------        -------       -------
          TOTAL . . . . . . . . . . . . . . . . . .          7,267          6,061         20,824        18,112
                                                           -------         ------        -------       -------

COSTS AND EXPENSES
   Purchases and operating expenses   . . . . . . .          5,517          4,293         15,726        13,229
   Selling, general and administrative expenses   .            149            251            670           708
   Exploration, including exploratory dry holes   .             74             42            199           155
   Research expenses  . . . . . . . . . . . . . . .             31             29             96            86
   Depreciation, depletion, amortization and
      retirements   . . . . . . . . . . . . . . . .            529            630          1,580         1,574
   Interest and discount amortization   . . . . . .             52             59            155           163
   Operating taxes  . . . . . . . . . . . . . . . .            118            113            355           365
                                                            ------         ------        -------       -------
          TOTAL . . . . . . . . . . . . . . . . . .          6,470          5,417         18,781        16,280
                                                            ------         ------        -------       -------

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST . . . . . . . . . . . . . . . . .        $   797         $  644        $ 2,043       $ 1,832

   Federal and other income taxes   . . . . . . . .            278            223            560           660
   Minority interest in income
      of subsidiaries   . . . . . . . . . . . . . .             15              7             35            32
                                                          --------         ------        -------       -------

NET INCOME  . . . . . . . . . . . . . . . . . . . .        $   504         $  414        $ 1,448       $ 1,140
                                                           =======         ======        =======       =======


Note: Certain 1995 amounts have been reclassified to conform with current year presentation.


                         OPERATING SEGMENTS INFORMATION
                              Millions of Dollars

                                                              THIRD QUARTER                   NINE MONTHS
                                                         ----------------------         -----------------------
                                                           1996           1995            1996            1995
                                                         -------         ------         -------          ------
SEGMENT NET INCOME (LOSS)
   Oil and Gas Exploration and Production   . . . .     $    286        $   146        $    908        $   457
   Oil Products   . . . . . . . . . . . . . . . . .          110            139             318            259
   Chemical Products  . . . . . . . . . . . . . . .          112            215             152            610
   Other  . . . . . . . . . . . . . . . . . . . . .           (8)           (86)            (17)           (89)
Corporate Items . . . . . . . . . . . . . . . . . .            4            --               87            (97)
                                                         -------        -------      ----------       --------
NET INCOME  . . . . . . . . . . . . . . . . . . . .      $   504        $   414      $    1,448      $   1,140
                                                         =======        =======      ==========      =========

                       SHELL OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              Millions of Dollars


                                                                            SEPTEMBER 30          DECEMBER 31
                                                                          -----------------      --------------
                                                                                 1996                1995
                                                                          -----------------      -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . .        $    593          $     421
  Receivables and prepayments, less allowance for
     doubtful accounts  . . . . . . . . . . . . . . . . . . . . . . . .           3,496              3,415
  Inventories of oils and chemicals   . . . . . . . . . . . . . . . . .             886                567
  Inventories of materials and supplies   . . . . . . . . . . . . . . .             228                234
                                                                             ----------          ---------
            TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . .           5,203              4,637
INVESTMENTS, LONG-TERM RECEIVABLES AND
  DEFERRED CHARGES  . . . . . . . . . . . . . . . . . . . . . . . . . .           3,059              2,912
PROPERTY, PLANT AND EQUIPMENT AT COST, LESS
  ACCUMULATED DEPRECIATION, DEPLETION AND
  AMORTIZATION OF $20,969 AT SEPTEMBER 30, 1996
  AND $20,193 AT DECEMBER 31, 1995  . . . . . . . . . . . . . . . . . .          20,000             19,472
                                                                               --------           --------
            TOTAL   . . . . . . . . . . . . . . . . . . . . . . . . . .         $28,262            $27,021
                                                                                =======            =======

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Accounts payable - trade  . . . . . . . . . . . . . . . . . . . . . .        $  1,998           $  2,094
  Other payables and accruals   . . . . . . . . . . . . . . . . . . . .           1,578              1,212
  Income, operating and consumer taxes  . . . . . . . . . . . . . . . .             697                808
  Short-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . .           2,871              1,950
                                                                              ---------          ---------
          TOTAL CURRENT LIABILITIES   . . . . . . . . . . . . . . . . .           7,144              6,064
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             987              1,301
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . .           2,749              2,841
LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .           2,332              2,213
MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . . . . . . .             849                749
SHAREHOLDER'S EQUITY
  Common stock - 1,000 shares of $10 per share
      par value   . . . . . . . . . . . . . . . . . . . . . . . . . . .              --                 --
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . .           2,206              2,206
  Earnings reinvested   . . . . . . . . . . . . . . . . . . . . . . . .          11,995             11,647
                                                                               --------           --------
          TOTAL SHAREHOLDER'S EQUITY  . . . . . . . . . . . . . . . . .          14,201             13,853
                                                                               --------           --------
          TOTAL   . . . . . . . . . . . . . . . . . . . . . . . . . . .         $28,262            $27,021
                                                                                =======            =======



Note: Certain 1995 amounts have been reclassified to conform with current year presentation.

                       SHELL OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Millions of Dollars

                                                                                            NINE MONTHS
                                                                                    --------------------------
                                                                                      1996               1995
                                                                                     -------            ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,448        $    1,140
  Adjustments to reconcile net income to net cash
      provided by operating activities:
     Depreciation, depletion, amortization and retirements  . . . . . . . . .          1,580             1,574
          Dividends in excess of (less than) equity income  . . . . . . . . .            (88)              (97)
          (Increases) decreases in working capital:
             Receivables and prepayments  . . . . . . . . . . . . . . . . . .            (81)               53
             Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .           (313)             (157)
             Current payables and accruals  . . . . . . . . . . . . . . . . .            159              (127)
          Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . .            (92)               41
          Minority interest in income of subsidiaries   . . . . . . . . . . .             35                32
    Other noncurrent items  . . . . . . . . . . . . . . . . . . . . . . . . .              7               (99)
                                                                                    --------          --------
             Net Cash Provided by Operating Activities  . . . . . . . . . . .          2,655             2,360
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,476)           (2,150)
  Proceeds from property sales and salvage  . . . . . . . . . . . . . . . . .            359                70
  Other investments and advances  . . . . . . . . . . . . . . . . . . . . . .            (30)              (31)
                                                                                  -----------       ----------
             Net Cash Used for Investing Activities . . . . . . . . . . . . .         (2,147)           (2,111)
                                                                                    ---------       ----------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt  . . . . . . . . . . . . . . . . .             68                97
  Principal payments on long-term debt  . . . . . . . . . . . . . . . . . . .           (292)             (290)
  Proceeds from sales of redeemable securities of subsidiaries  . . . . . . .            104               191
  Dividends to minority interest  . . . . . . . . . . . . . . . . . . . . . .            (39)              (27)
  Dividends   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,100)           (1,050)
  Increase (decrease) in short-term obligations   . . . . . . . . . . . . . .            923               696
                                                                                    --------         ---------
             Net Cash Used For Financing Activities . . . . . . . . . . . . .           (336)             (383)
                                                                                   ----------       ----------
NET CASH FLOWS
  Increase (Decrease) in cash and cash equivalents  . . . . . . . . . . . . .       $    172        $     (134)
                                                                                    ========        ==========
CASH AND CASH EQUIVALENTS
  Balance at beginning of period  . . . . . . . . . . . . . . . . . . . . . .       $    421           $   617
  Increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . .            172              (134)
                                                                                     -------        ----------
             Balance at end of period . . . . . . . . . . . . . . . . . . . .       $    593           $   483
                                                                                    ========           =======



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

         The results for the third quarter and first nine months of 1996 should not be construed as necessarily indicative of future financial results.

B.  SUMMARIZED FINANCIAL INFORMATION - SHELL PIPE LINE CORPORATION

         The following summarized financial information for Shell Pipe Line Corporation, a wholly owned subsidiary of Shell Oil Company, is presented here for the information of holders of Shell Pipe Line Corporation's 7 1/2% Guaranteed Sinking Fund Debentures due 1999, which are fully guaranteed by Shell Oil Company.

                                                                              September 30        December 31
                                                                           ----------------      --------------
         Millions of dollars                                                     1996                 1995
                                                                           ----------------      --------------
         Current assets . . . . . . . . . . . . . . . . . . . . . . . .          $ 108               $ 154
         Noncurrent assets  . . . . . . . . . . . . . . . . . . . . . .            692                 524
         Current Liabilities  . . . . . . . . . . . . . . . . . . . . .             94                  89
         Noncurrent Liabilities . . . . . . . . . . . . . . . . . . . .             80                  73

                                                                    Third Quarter                Nine Months
                                                                -----------------           -------------------
         Millions of dollars                                    1996         1995           1996           1995
                                                                ----         ----           ----           ----
         Revenues . . . . . . . . . . . . . . . . . . .        $  98        $  86         $  271           $241
         Operating income . . . . . . . . . . . . . . .           49           45            143            128
         Net income . . . . . . . . . . . . . . . . . .           38           35            109             98


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

         Shell Oil has received allegations or claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar state statutes that it is involved at 227 sites, including the Rocky Mountain Arsenal (RMA). As of September 30, 1996, discussions or activities were ongoing concerning 86 of these sites, in some cases in the early stages.
During the first nine months of 1996, expenses recorded under CERCLA and such state statutes were approximately $10 million and approximately $21 million was charged to previously established reserves. The United States, the State of Colorado and the Company have agreed upon a remediation plan at the RMA and such plan has been formally incorporated in the Record of Decision (ROD). The Company has accrued $500 million for its share of the related costs, $279 million of which had been spent as of September 30, 1996. The Company believes its current accruals will be adequate to cover its anticipated costs under the ROD for the RMA. Shell Oil also has certain obligations under the Resource Conservation and Recovery Act (RCRA) and similar state laws regarding corrective action at manufacturing locations and provides assurances regarding its financial ability to meet certain closure and post-closure obligations that will arise in the future at such locations under such laws.

         Since 1984, the Company has been named as a defendant in numerous product liability cases, including class actions, involving the failure of plumbing systems in the United States constructed with polybutylene plastic pipe. The plaintiffs in the litigation claim actual and punitive damages arising primarily from leaking residential plumbing systems. The Company manufactured the resin used to make the pipe in these systems. Two other substantial manufacturers made the resins for the polyacetal insert fittings used in the residential plumbing systems (the fittings' co-defendants) and, with the manufacturers of the fittings and pipe, are also defendants in these cases. The Company's position and most of the judgments to date have confirmed that most of the leaks have occurred in residential plumbing systems due to failure of the polyacetal insert fitting system, which is no longer used. In addition to the numerous cases which have been filed on behalf of individual claimants, over 25 purported statewide, partial statewide or nationwide class actions have been filed. During 1995, Shell and one of the fittings co-defendants settled a nationwide class action in Tennessee State Court while the other fittings co-defendant settled a nationwide class action in Alabama State Court. The parties agreed to coordinate the implementation of these two settlements. Settlement has also been reached with an attorney representing many of the known opt-outs to such Tennessee settlement. However, a significant number of opt-outs remain and at least some are likely to seek to litigate their claims. The class action settlements provide for the creation of an entity to receive and handle claims and for a $950 million fund to pay such claims, which claims may be made over a period of up to 14 years, depending on various factors. If the settlement funds are exhausted, additional funds may be provided by the defendants, or claimants who have not received their full benefits under the settlements may seek their remedy in a new court proceeding at that time. There are significant issues to be resolved as to how costs will be shared among certain co-defendants. The Company and one fittings co-defendant have agreed to arbitration to determine how the costs of the settlements will be shared between them; the other fittings co-defendant has agreed to fund 10% of all acetal fitting costs related to the class action settlements. At least some contribution to the settlements is expected from other parties. There are issues remaining to be resolved in connection with certain litigation in other states and possible conflicts among the various courts. Additionally, in matters outside the residential plumbing litigation and settlements, claims involving problems with polybutylene pipe used in municipal water distribution systems have increased during the past two years. The Company will continue to defend vigorously in these matters but it cannot currently predict when or how polybutylene related matters will finally be resolved.

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

                            _______________________

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Shell Oil reported a record third quarter net income of $504 million, an increase of $90 million over the same quarter of 1995. Excluding special items in both quarters, adjusted net income in the third quarter of 1996 totaled $493 million, an increase of $62 million or 14 percent over the 1995 quarter and a record adjusted net income level for any quarter.

         Overall improvements in the third quarter of 1996 compared to the 1995 quarter were the result of higher average prices for crude oil and natural gas. In addition, 1996 refined product margins improved slightly and sales volumes increased for both refined products and chemicals over the 1995 quarter.

         Net income for the nine months of 1996 totaled $1,448 million, an increase of $308 million over the comparable 1995 period. Excluding special items in both periods, adjusted net income for the nine months of 1996 totaled $1,323 million, an increase of $201 million or 18 percent.

         The improvements contributing to the higher earnings in the first nine months of 1996 included higher prices and production of crude oil and natural gas, increased sales volumes of oil and chemical products, and higher margins for oil products. Partially offsetting these benefits were lower chemical margins, which declined substantially from 1995 levels.

         Special items in the 1996 periods increased net income $11 million for the quarter and $125 million for the nine months. In comparison, special items in 1995 reduced net income by $17 million for the quarter, but improved the first nine months by $18 million. Special items in the 1996 quarter included proceeds from insurance recoveries, offset in part by litigation settlements and provisions, and a net loss on property sales.


OIL AND GAS EXPLORATION AND PRODUCTION

Income Highlights                                               Third Quarter                  Nine Months
-----------------                                           -------------------            --------------------
(millions of dollars)                                       1996           1995            1996            1995
                                                            ----           ----            ----            ----
  Income from Ongoing Operations  . . . . . . . . .      $   288       $    146        $    910         $   457
  Other Charges*  . . . . . . . . . . . . . . . . .           (2)            --              (2)             --
                                                           ------        ------          -------         ------
    Segment Net Income  . . . . . . . . . . . . . .          286            146             908             457
  Special Items (includes "Other Charges")  . . . .           (9)             2              41              39
                                                          -------         -----           -----           -----
  Adjusted Net Income   . . . . . . . . . . . . . .          295            144             867             418
-----------

*Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

    Oil and gas exploration and production segment net income in the third quarter of 1996 totaled $286 million, an increase of $140 million over 1995. For the nine months of 1996, net income was $908 million, up $451 million. Excluding special items in the comparable periods, adjusted net income was up $151 million in the 1996 quarter versus 1995 and up $449 million in the nine-month comparison.

    Higher selling prices for both crude oil and natural gas benefited both 1996 periods. For the 1996 quarter, domestic crude oil prices averaged $18.20 per barrel, up $3.51 per barrel, while natural gas prices averaged $2.34 per thousand cubic feet, up $.81 over the same 1995 period. For the first nine months of 1996, domestic crude prices were up $2.40 per barrel and natural gas prices were up $.78 per thousand cubic feet over 1995.

    Domestic production of crude oil in the third quarter of 1996 averaged 368,000 barrels per day, a decrease of 5,000 barrels per day from the same period in 1995. For the nine months of 1996, domestic crude oil production averaged 374,000 barrels per day, up 4,000. For the quarter, new and increased production in the deep water Gulf of Mexico was offset by normal declines elsewhere. Natural gas production was virtually unchanged in the quarter comparison, and up 4 percent in the nine months of 1996 over 1995.

    During the third quarter of 1996, production began on schedule from Mars, a tension leg platform located in the deep water Gulf of Mexico. By the end of September, daily rates of production averaged 22,000 barrels of crude oil and 21 million cubic feet of gas.

OIL PRODUCTS

Income Highlights                                              Third Quarter                     Nine Months
-----------------                                        ----------------------        ------------------------
(millions of dollars)                                       1996           1995            1996            1995
                                                            ----           ----            ----            ----
  Income from Ongoing Operations  . . . . . . . . .      $   111      $     133        $    320         $   254
  Other Charges*  . . . . . . . . . . . . . . . . .           (1)             6              (2)              5
                                                           ------        ------           ------           ----
  Segment Net Income  . . . . . . . . . . . . . . .          110            139             318             259
  Special Items (includes "Other Charges")  . . . .          (11)            28             (22)             24
                                                          -------       -------         --------          -----
  Adjusted Net Income   . . . . . . . . . . . . . .          121            111             340             235
-----------

*Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

    Oil products segment net income was $110 million in the third quarter of 1996, a decrease of $29 million from 1995. In the nine months of 1996, however, net income totaled $318 million, up $59 million over 1995. Excluding special items in the comparable periods, adjusted net income was $10 million higher than in the 1995 quarter and up $105 million over 1995 in the nine-months comparison.

    For the third quarter of 1996, improved margins were partially offset by a higher level of scheduled manufacturing turnarounds. For the nine months of 1996, income benefited primarily from improved refined product margins.

    Overall sales volumes of refined products in the third quarter of 1996 rose 3 percent over the same period last year. Sales of light oil products increased 8 percent, with automotive gasoline sales volumes to branded service stations increasing 1 percent. Sales volumes for the first nine months of 1996 increased 4 percent.


CHEMICAL PRODUCTS

Income Highlights                                              Third Quarter                     Nine Months
-----------------                                        ----------------------        ------------------------
(millions of dollars)                                       1996           1995            1996            1995
                                                            ----           ----            ----            ----
  Income from Ongoing Operations  . . . . . . . . .      $   114       $    208        $    159         $   608
  Other Charges*  . . . . . . . . . . . . . . . . .           (2)             7              (7)              2
                                                          -------        ------          -------          -----
  Segment Net Income  . . . . . . . . . . . . . . .          112            215             152             610
  Special Items (includes "Other Charges")  . . . .           (2)             7            (106)              9
                                                          -------       -------           ------         ------
  Adjusted Net Income   . . . . . . . . . . . . . .          114            208             258             601
-----------

*Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Chemical products segment net income in the third quarter of 1996 was $112 million, a decrease of $103 million from 1995. For the nine months of 1996, chemical products segment net income totaled $152 million, a decrease of $458 million. Excluding special items in the comparable periods, adjusted net income was down $94 million in the 1996 quarter and $343 million in the nine months of 1996.

         Decreases in both 1996 periods were due to lower margins across most product lines due to lower selling prices. Overall, sales volumes increased in both 1996 periods, due mainly to higher sales of primary chemicals. In addition, costs were lower in the third quarter of 1996, as compared to the 1995 period and the prior 1996 quarters, reflecting decreased litigation expenses.

OTHER
         The other segment incurred net losses of $8 million and $17 million in the third quarter and the nine month periods of 1996, respectively, compared to net losses of $86 million and $89 million in the comparable 1995 periods. The higher 1995 charges reflected the write-down of a real estate property held for sale.


CORPORATE ITEMS
         Corporate items totaled a positive $4 million in the third quarter of 1996 and $87 million for the nine months of 1996, compared to charges netting to zero and $97 million in the respective 1995 periods. Corporate costs in the 1996 periods benefited from proceeds from an insurance recovery.



FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY
         Cash flow provided by operating activities totaled $2,655 million for the first nine months of 1996, compared with $2,360 million in the comparable period last year, an increase of $295 million. Cash flow in 1996 benefited from higher net income as compared with the 1995 period. Cash generated from operating activities and property sales, combined with an increase in debt of $699 million, was used primarily for capital expenditures of $2,476 million and dividend payments of $1,100 million.

OTHER MATTERS

RECENT DEVELOPMENTS
         On October 7, 1996, Shell Oil confirmed news reports of the same date indicating discussions with Texaco Inc. and Saudi Refining, Inc. regarding the potential for joint arrangements involving the U.S. downstream operations of Shell, Texaco and Star Enterprise. Star Enterprise is a joint venture between Texaco and Saudi Refining. While the companies are reviewing a range of options, the specific activities under consideration are refining, marketing and transportation. No agreements have been reached and it should not be assumed that the discussions will result in joint arrangements.

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

                           _________________________

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         In August 1996, a complaint was filed against Shell Oil before the Illinois Pollution Control Board by the Illinois Attorney General's Office, alleging violations of certain state air regulations at the Wood River Manufacturing Complex from May 1992 to present. The Company and the State of Illinois are engaging in negotiations seeking to resolve this matter.

         On October 4, 1996, Shell Oil received a copy of an administrative complaint and proposed compliance order issued by the Environmental Protection Agency ("EPA") Region 5 office alleging certain regulatory violations pertaining to the burning of hazardous waste in onsite boilers at the Belpre, Ohio, plant. The proposed penalty is $176,725. The violations are based on inspections conducted by the state and the EPA in 1995 and 1996 as part of an EPA nationwide enforcement initiative. Negotiations are ongoing to resolve this matter.

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


                                        SHELL OIL COMPANY



                                      By  N. J. CARUSO
                                        --------------------------------
                                          N. J. Caruso, Controller
                                          (Principal Accounting and
                                          Duly Authorized Officer)




Date:  October 31, 1996

                               INDEX TO EXHIBITS


Exhibit                                                                                 Page
Number         Description                                                              Number
------         -----------                                                              ------
    27         Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . .