Form 10-K
period 1996-12-31
SHELL OIL CO
filed 1997-03-07
CIK 89629

                                      1996
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(Mark One)
 X
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from   to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No___ .

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not applicable.

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. None.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding as of February 28, 1997 -- 1,000 shares of Common Stock, of a par value of $10.00 a share.
                            ------------------------

                        OMISSION OF CERTAIN INFORMATION

     In accordance with General Instruction J of Form 10-K, the registrant is omitting Items 4, 10, 11, 12 and 13 (and related Exhibits) because:

     (1) Royal Dutch Petroleum Company, a Netherlands company, and The "Shell" Transport and Trading Company, p.l.c., an English company, each of which is a reporting company under the Securities Exchange Act of 1934 that has filed all material required to be filed by it pursuant to Section 13, 14, or 15(d) thereof and is named in conjunction with the registrant's description of its business, own directly or indirectly 60 percent and 40 percent, respectively, of the shares of all the companies of Royal Dutch/Shell Group of Companies, including all the equity securities of the registrant; and

     (2) during the preceding thirty-six calendar months and any subsequent period of days, there has not been any material default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within thirty days with respect to any indebtedness of the registrant or its subsidiaries, and there has not been any material default in the payment by the registrant or its subsidiaries of rentals under material long-term leases.
                            ------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

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

     The Company is wholly owned by Shell Petroleum Inc., a Delaware corporation, whose shares are directly or indirectly owned 60 percent by Royal Dutch Petroleum Company, The Hague, The Netherlands, and 40 percent by The "Shell" Transport and Trading Company, p.l.c., London, England. Royal Dutch Petroleum Company and The "Shell" Transport and Trading Company, p.l.c., are holding companies which together directly or indirectly own securities of companies of the Royal Dutch/Shell Group of Companies, the members of which are severally engaged throughout the greater part of the world in oil, natural gas, chemicals, coal and other businesses.

     Shell Oil is engaged, principally in the United States, in the exploration for, and development, production, purchase, transportation and marketing of, crude oil and natural gas, and the purchase, manufacture, transportation and marketing of oil and chemical products. In addition, Shell Oil is engaged in the exploration for, and production of, crude oil and natural gas outside the United States. Also, Shell Oil is engaged in the development, production and marketing of sulfur and carbon dioxide.

     The three major reporting segments of Shell Oil's businesses are Oil and Gas Exploration and Production, Oil Products and Chemical Products. Compared with other integrated enterprises in the petroleum industry, the Company believes that in 1996, domestically, Shell Oil ranked fourth in the net production of crude oil and natural gas liquids, fourth in net production of natural gas, first in refined products sold and second in refinery processing intakes. Additionally, within the petroleum industry, Shell Oil is a leader in the domestic manufacturing and marketing of chemicals.

     At December 31, 1996, Shell Oil had 20,463 employees.

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

     The following is a summarized disaggregation of Shell Oil's consolidated net income for each of the past three years.

                                                           1996         1995         1994
                                                         --------     --------     --------
                                                               (millions of dollars)
SEGMENT NET INCOME (LOSS)
     Oil and Gas Exploration and Production............   $1,349       $  621       $  257
     Oil Products......................................      383          474          373
     Chemical Products.................................      243          694          161
     Other.............................................      (29)         (78)        (235)
                                                          ------       ------       ------
               TOTAL...................................    1,946        1,711       $  556
NONALLOCATED COSTS.....................................      (75)         191           48
                                                          ------       ------       ------
               NET INCOME..............................   $2,021       $1,520       $  508
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

                                                          1996        1995        1994
                                                        --------    --------    --------
                                                             (millions of dollars)
REVENUES
     Sales and other operating revenue................  $ 3,010     $ 1,764     $ 1,490
     Other revenue....................................       55          90          33
     Intersegment transfers...........................    3,123       2,659       2,257
                                                        -------     -------     -------
               TOTAL REVENUES.........................    6,188       4,513       3,780
COSTS AND EXPENSES
     Costs and operating expenses.....................    2,943       2,293       2,163
     Depreciation, depletion, amortization and
       retirements....................................    1,375       1,533       1,605
                                                        -------     -------     -------
               OPERATING PROFIT.......................    1,870         687          12
     Allocated corporate expenses.....................       39          40          39
     Allocated income taxes...........................      559          66        (210)
     Minority interest................................       44          42          20
     Equity in net income of others...................     (123)        (83)        (96)
                                                        -------     -------     -------
               INCOME FROM ONGOING OPERATIONS.........    1,351         622         259
     Other charges*...................................        2           1           2
                                                        -------     -------     -------
               SEGMENT NET INCOME.....................  $ 1,349     $   621     $   257
                                                        =======     =======     =======
CAPITAL EXPENDITURES..................................  $ 2,053     $ 1,395     $   952
                                                        =======     =======     =======
IDENTIFIABLE ASSETS AT DECEMBER 31....................  $12,557     $11,976     $12,217
                                                        =======     =======     =======

---------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

    Exploration and Production Operations

     Domestically, Shell Oil produces crude oil (including condensate), natural gas and natural gas liquids in 13 states, the Gulf of Mexico and offshore California. In 1996, domestic onshore production accounted for 55 percent of Shell Oil's crude oil production and 33 percent of its natural gas production. The Gulf of Mexico, California and Texas are Shell Oil's principal areas of production activity, providing about 82 percent of its combined oil and gas production on a crude oil equivalent basis. The majority of Shell Oil's oil and gas production interests are acquired under leases (including many leases on federal onshore and offshore tracts); such leases are generally obtained for an initial fixed term which is automatically extended by the establishment of production for so long as production continues, subject to compliance with the terms of the lease (including, in the case of federal leases, extensive regulations imposed by federal law). Shell Oil also has international oil and gas production and produces sulfur from its natural gas processing plants in the United States.

     In 1995, Shell Oil and Tejas Gas Corporation (Tejas) formed a natural gas marketing company, Coral Energy, L.P. (Coral). During 1996, Coral purchased substantially all of Shell Oil's natural gas production as well as significant additional volumes acquired under contracts with third parties. In early 1997, Shell Oil completed the merger of its producing assets located in the Permian Basin of West Texas/Southeast New Mexico with those of Amoco Corporation (Amoco) in a limited partnership owned approximately 36 percent by Shell Oil and 64 percent by Amoco. This partnership is anticipated to extend the profitable life of Permian

Basin assets due to cost reductions made possible by the venture. During 1996, Shell Oil began discussions with Mobil Corporation concerning the possible combination of Shell Oil's California exploration and production operations with Mobil's California exploration and production operations to reduce costs and leverage complementary skills and competencies. Negotiations are continuing.

  Supplemental and Enhanced Recovery

     Shell Oil continues to develop and use supplemental and enhanced recovery techniques to produce crude oil which could not be recovered by natural reservoir forces. These recovery operations accounted for 44 percent of Shell Oil's domestic crude oil production in 1996. Activities include steam injection to produce heavy, more viscous crude oil, carbon dioxide (CO2) injection for increased recovery of lighter oil and supplemental water injection.

     Steam injection methods, primarily in California, accounted for 23 percent of domestic crude oil production in 1996, slightly less than 1995. Also, in 1996, CO2 injection projects in West Texas and Mississippi accounted for 16,132 net barrels per day or approximately 4 percent of domestic crude oil production.

  Domestic Offshore Oil and Gas

     Shell Oil acquired interests in 261 tracts in the Gulf of Mexico during 1996 at a bonus cost of $109 million. Shell Oil now holds interests in 833 tracts in the Gulf, 517 of which are in water depths exceeding 1,500 feet, comprising about one-fourth of the industry's deepwater leaseholds.

     Exploration and development of offshore acreage continued in 1996 with Shell Oil participating in the drilling of 97 gross wells, of which 71 were classified as successful, meaning, in the case of development wells, producing or capable of production, and in the case of exploratory wells, proving commercial reserves (successful wells).

     Deepwater development activity continued at a rapid pace in 1996. First production was achieved at the Mars field, from a tension leg platform (TLP) located in approximately 2,940 feet of water. Mars, owned 71.5 percent by Shell Oil, is designed to recover approximately 500 million barrels of crude oil equivalents in its first phase. At Tahoe, production from the Phase II development began, with peak rates expected to reach 300 million cubic feet of gas per day. Tahoe, owned 70 percent by Shell Oil (after payout of capital costs), is planned as a 5 well development, including the original Phase I well. A nearby 1996 discovery, Southeast Tahoe also began production during 1996. Southeast Tahoe is owned 100 percent by Shell Oil.

     Development continued on the Ram/Powell project (Shell Oil interest-38 percent). Production from Ram/Powell is expected to begin in late 1997 from a TLP in 3,220 feet of water, reaching an expected peak of 60,000 barrels of oil and 200 million cubic feet of gas per day. Gross ultimate recovery from the Ram/Powell project is estimated at 250 million barrels of crude oil equivalents. The Mensa project (Shell Oil interest-100 percent) is being developed using subsea technology, with up to four wells being located on the sea floor, and is expected to begin production in 1997. Peak production is expected to reach 300 million cubic feet of gas per day, flowing through a pipeline to a conventional offshore platform about 68 miles away in shallower water. Gross ultimate recovery from Mensa is projected at 720 billion cubic feet of natural gas. The Troika project, (Shell Oil interest-33 1/3 percent) also a subsea development, was announced in 1996. Initial production is expected by late 1997, with peak rates of 80,000 barrels of oil and 140 million cubic feet of gas per day. Gross ultimate recovery from Troika is estimated at 170 million barrels of crude oil equivalents. Engineering and design work has begun for the Ursa project, (Shell Oil interest-45.4 percent), which will be developed from a TLP in world record water depth of approximately 3,950 feet. The TLP is expected to be installed in early 1999, with first production anticipated in mid-1999. Expected peak production for Ursa is 150,000 barrels of oil and 400 million cubic feet of natural gas per day, with gross ultimate recovery estimated at 400 million barrels of crude oil equivalents.

     Planning and construction of the necessary infrastructure to support this deepwater development continued in 1996.

  Domestic Onshore Oil and Gas

     During 1996, Shell Oil participated in drilling 458 gross development wells of which 444 were successful. Most of this activity was in Shell Oil's heavy oil fields in California.

     Shell Oil participated in drilling 20 gross exploratory wells; 7 were successful. Exploration activities were primarily along the Gulf Coast.

  International Oil and Gas

     Effective January 1, 1997, Shell Oil integrated its international oil and gas new business development activities with those of other Royal Dutch/Shell Group companies. The Company will concentrate its resources on domestic exploration and development. The Company has, however, retained its international producing properties located in Brazil, Cameroon, China and Yemen.

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

                                              1996                             1995                             1994
                                 ------------------------------   ------------------------------   ------------------------------
                                   U.S.      INT'L      TOTAL       U.S.      INT'L      TOTAL       U.S.      INT'L      TOTAL
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------

                                                                      (millions of dollars)
Sales..........................   $2,114      $ 66      $2,180     $1,236      $ 46      $1,282     $1,108      $ 41      $1,149
Transfers......................    2,143       418       2,561      1,976       304       2,280      1,758       226       1,984
                                  ------      ----      ------     ------      ----      ------     ------      ----      ------
     Total Revenues............    4,257       484       4,741      3,212       350       3,562      2,866       267       3,133
Production costs...............    1,104        94       1,198      1,039        85       1,124      1,066        73       1,139
Exploration expenses...........      293        34         327        194        52         246        277        66         343
Depreciation, depletion and
  amortization.................    1,212       127       1,339      1,371       119       1,490      1,477       111       1,588
Income tax expense.............      503        29         532         29        28          57       (229)       14        (215)
                                  ------      ----      ------     ------      ----      ------     ------      ----      ------
     Results of Operations.....   $1,145      $200      $1,345     $  579      $ 66      $  645     $  275      $  3      $  278
                                  ------      ----      ------     ------      ----      ------     ------      ----      ------
Shell Oil's interest in results
  of operations of equity
  companies....................       --        48          48         --        36          36         --        39          39
                                  ------      ----      ------     ------      ----      ------     ------      ----      ------
     Total.....................   $1,145      $248      $1,393     $  579      $102      $  681     $  275      $ 42      $  317
                                  ======      ====      ======     ======      ====      ======     ======      ====      ======

     The weighted average price per unit of production of crude oil and condensate, natural gas liquids and natural gas available for market, as well as production expenses and results of operations for oil and gas producing activities on a per barrel of equivalent net hydrocarbon production basis, for each of the past three years were as follows:

                                              1996                             1995                             1994
                                 ------------------------------   ------------------------------   ------------------------------
                                   U.S.      INT'L      TOTAL       U.S.      INT'L      TOTAL       U.S.      INT'L      TOTAL
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
UNIT STATISTICS
  Weighted Average Price per
     Barrel of Net Production:
     Crude oil and
       condensate..............   $18.40     $19.77     $18.58     $15.02     $16.28     $15.17     $13.41     $14.38     $13.51
     Natural gas liquids.......    15.97      16.95      15.97      12.01      10.07      12.00      11.95       9.69      11.94
  Weighted Average Price per
     Thousand Cubic Feet of Net
     Marketable Natural Gas
     Produced..................     2.34       2.14       2.33       1.65       1.99       1.66       1.90       1.64       1.88
  Production Expenses (dollars
     per barrel of equivalent
     net hydrocarbon
     production)...............     3.91       3.54       3.88       3.76       3.75       3.76       4.20       3.65       4.16
  Results of Operations
     (dollars per barrel of
     equivalent net hydrocarbon
     production)...............     4.05       7.49       4.35       2.10       2.88       2.16       1.09       0.13       1.02

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

                                          1996                             1995                             1994
                             ------------------------------   ------------------------------   ------------------------------
                               U.S.      Int'l      Total       U.S.      Int'l      Total       U.S.      Int'l      Total
                             --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                  (millions of dollars)
CAPITALIZED COSTS
  Proved properties........  $21,085     $1,474    $22,559    $20,893     $1,423    $22,316    $20,130     $1,392    $21,522
  Unproved properties......    1,195         15      1,210        866         22        888        999         25      1,024
  Support equipment and
     facilities............      530         10        540        416          9        425        385         17        402
                             -------     ------    -------    -------     ------    -------    -------     ------    -------
       Total Capitalized
          Costs............   22,810      1,499     24,309     22,175      1,454     23,629     21,514      1,434     22,948
  Accumulated depreciation,
     depletion and
     amortization..........   13,125        890     14,015     12,671        775     13,446     11,866        669     12,535
                             -------     ------    -------    -------     ------    -------    -------     ------    -------
       NET CAPITALIZED
          COSTS............  $ 9,685     $  609    $10,294    $ 9,504     $  679    $10,183    $ 9,648     $  765    $10,413
                             -------     ------    -------    -------     ------    -------    -------     ------    -------
  Shell Oil's interest in
     net capitalized costs
     of equity companies...       --        115        115         --        148        148         --        256        256
                             -------     ------    -------    -------     ------    -------    -------     ------    -------
       Total...............  $ 9,685     $  724    $10,409    $ 9,504     $  827    $10,331    $ 9,648     $1,021    $10,669
                             =======     ======    =======    =======     ======    =======    =======     ======    =======

COSTS INCURRED IN PROPERTY
  ACQUISITION, EXPLORATION
  AND DEVELOPMENT
  ACTIVITIES*
     Acquisition of
       properties
       Proved..............  $   205     $   --    $   205    $    15     $   --    $    15    $    79     $   --    $    79
       Other...............      140         --        140         64         (1)        63         22          5         27

     Exploration costs.....      583         42        625        423         58        481        381         44        425
     Development costs.....    1,157         39      1,196      1,015         29      1,044        693         57        750
                             -------     ------    -------    -------     ------    -------    -------     ------    -------
       Costs Incurred......  $ 2,085     $   81    $ 2,166    $ 1,517     $   86    $ 1,603    $ 1,175     $  106    $ 1,281
     Shell Oil's share of
       costs incurred by
       equity companies....       --          6          6         --        146        146         --         68         68
                             -------     ------    -------    -------     ------    -------    -------     ------    -------
       Total...............  $ 2,085     $   87    $ 2,172    $ 1,517     $  232    $ 1,749    $ 1,175     $  174    $ 1,349
                             =======     ======    =======    =======     ======    =======    =======     ======    =======

------------

* Costs have been categorized on the basis of Financial Accounting Standards Board definitions which include costs of oil and gas producing activities whether capitalized or charged to expense as incurred.

     Shell Oil's oil and gas exploration and development net wells drilled and the wells which were successful were as follows:

                                              1996                             1995                             1994
                                 ------------------------------   ------------------------------   ------------------------------
                                   U.S.      INT'L      TOTAL       U.S.      INT'L      TOTAL       U.S.      INT'L      TOTAL
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
NET WELLS DRILLED
  Exploratory
     Oil and Gas Wells.........       22       --           22         27       --           27         13       --           13
     Dry Holes.................       27        1           28         17        2           19         20        2           22
  Development
     Oil and Gas Wells.........      447        7          454        242        6          248        204        2          206
     Dry Holes.................       13       --           13          3       --            3          3       --            3
OIL AND GAS WELLS PRODUCING OR
CAPABLE OF PRODUCING
  Gross Wells
     Oil.......................   20,946      399       21,345     22,406      411       22,817     23,879      341       24,220
     Gas.......................    1,572       30        1,602      1,675       27        1,702      1,519       28        1,547
  Net Wells
     Oil.......................   13,071      107       13,178     13,548      111       13,659     14,495       95       14,590
     Gas.......................    1,042        9        1,051      1,114        8        1,122      1,037        8        1,045
  Number of net oil and gas
     wells above completed in
     more than one producing
     formation.................      419       10          429        384        1          385        320        3          323

     As of December 31, 1996, Shell Oil's interest in wells which were in the process of being drilled was as follows:

                                            EXPLORATORY        DEVELOPMENT           TOTAL
                                           -------------      -------------      -------------
                                           GROSS    NET       GROSS    NET       GROSS    NET
                                           -----    ---       -----    ---       -----    ---
WELLS IN PROCESS OF BEING DRILLED
     United States.......................  15.0     10.6      30.0     23.0      45.0     33.6
     International.......................    --       --       4.0      1.3       4.0      1.3
                                           ----     ----      ----     ----      ----     ----
          Total..........................  15.0     10.6      34.0     24.3      49.0     34.9
                                           ====     ====      ====     ====      ====     ====

     Acreage in which Shell Oil had an interest at the end of each of the periods indicated was as follows:

                                                 1996      1995      1994      1993      1992
                                                ------    ------    ------    ------    ------
                                                             (thousands of acres)
UNDEVELOPED ACREAGE
     Gross
       United States
          Onshore...........................     2,068     1,563     1,542     1,354     1,983
          Offshore..........................     5,238     4,668     2,797     4,086     4,966
       International........................     3,409    48,241    37,685    37,823    40,860
                                                ------    ------    ------    ------    ------
               TOTAL........................    10,715    54,472    42,024    43,263    47,809
                                                ======    ======    ======    ======    ======
     Net
       United States
          Onshore...........................     1,383     1,135       955       960     1,472
          Offshore..........................     5,223     4,543     2,717     3,717     4,544
       International........................     1,484    14,116    23,125    13,780    16,308
                                                ------    ------    ------    ------    ------
               TOTAL........................     8,090    19,794    26,797    18,457    22,324
                                                ======    ======    ======    ======    ======
PRODUCING OIL AND GAS ACREAGE
     Gross
       United States........................     2,929     2,339     1,281     1,329     1,513
       International........................       123       100        90        69       109
                                                ------    ------    ------    ------    ------
               TOTAL........................     3,052     2,439     1,371     1,398     1,622
                                                ======    ======    ======    ======    ======
     Net
       United States........................     2,448     1,973     1,003     1,072     1,115
       International........................        48        25        23        20        30
                                                ------    ------    ------    ------    ------
               TOTAL........................     2,496     1,998     1,026     1,092     1,145
                                                ======    ======    ======    ======    ======

     Shell Oil's net production (after deducting interests of others, including royalty) was as follows for the periods indicated:

        LIQUIDS (THOUSANDS OF BARRELS DAILY)
     NATURAL GAS (MILLIONS OF CUBIC FEET DAILY)       1996     1995     1994     1993     1992
     ------------------------------------------       -----    -----    -----    -----    -----
NET CRUDE OIL AND CONDENSATE PRODUCED
     United States
          Gulf of Mexico............................    161      154      133      113      122
          California................................    132      128      133      140      160
          Louisiana.................................      9       10        9        8       10
          Michigan..................................      7        7        7        8       10
          Texas.....................................     44       47       48       50       56
          Other.....................................     23       25       25       30       30
                                                      -----    -----    -----    -----    -----
          Total United States.......................    376      371      355      349      388
     International..................................     58       51       43       61       63
                                                      -----    -----    -----    -----    -----
          Total consolidated companies..............    434      422      398      410      451
     Shell Oil's interest in production of equity
       companies....................................     38       34       31       29       --
NATURAL GAS LIQUIDS PRODUCED
     Predominantly domestic.........................     75       70       61       54       59
                                                      -----    -----    -----    -----    -----
          TOTAL LIQUIDS PRODUCED....................    547      526      490      493      510
                                                      =====    =====    =====    =====    =====
NET NATURAL GAS PRODUCED*
     United States
          Gulf of Mexico............................  1,135    1,012      785      741      711
          Louisiana.................................     49       87      120      129      140
          Michigan..................................     99      103      107      120      134
          Texas.....................................    360      382      345      370      343
          Other.....................................    155      180      205      115      126
     International..................................     82       61       67       39       28
                                                      -----    -----    -----    -----    -----
          TOTAL GAS PRODUCED........................  1,880    1,825    1,629    1,514    1,482
                                                      =====    =====    =====    =====    =====
     Net natural gas available for market, excluding
       consumed in operations.......................  1,720    1,699    1,473    1,361    1,158

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

     Estimated quantities of net proved oil, natural gas liquids and natural gas reserves and of changes in net quantities of proved developed and undeveloped reserves for each of the periods indicated were as follows:

                                                     1996                          1995
     LIQUIDS (MILLIONS OF BARRELS)        --------------------------     -------------------------
  NATURAL GAS (BILLIONS OF CUBIC FEET)     U.S.      INT'L     TOTAL     U.S.      INT'L     TOTAL
  ------------------------------------     ----      -----     -----     ----      -----     -----
OIL RESERVES
  Proved Developed and Undeveloped
    Beginning of year...................  1,780       116      1,896     1,810      118      1,928
    Revisions of previous estimates.....     (3)        9         6       (41)        7       (34)
    Improved recovery...................     82        --        82        16        --        16
    Purchases of reserves*..............     43        --        43         2        --         2
    Extensions and discoveries..........     62        16        78       145        10       155
    Sales of reserves...................    (15)       --       (15)      (17)       --       (17)
    Production..........................   (137)      (21)     (158)     (135)      (19)     (154)
                                          ------      ----     -----     -----       ---     -----
    End of year.........................  1,812       120      1,932     1,780      116      1,896
                                          ======      ====     =====     =====       ===     =====
    Net changes for year................     32         4        36       (30)       (2)      (32)
    Shell Oil's interest in proved
      reserves of equity companies at
      end of year.......................     --        47        47        --        73        73
  Proved Developed
    Beginning of year...................  1,124        80      1,204     1,156       74      1,230
    End of year.........................  1,157        92      1,249     1,124       80      1,204
NATURAL GAS LIQUIDS RESERVES
  Proved Developed and Undeveloped
    Beginning of year...................    238         1       239       230         1       231
    Revisions of previous estimates.....     (5)       --        (5)        7        --         7
    Purchases of reserves*..............     --        --        --        --        --        --
    Extensions and discoveries..........     19        --        19        28        --        28
    Sales of reserves...................     (1)       --        (1)       (1)       --        (1)
    Production..........................    (28)       --       (28)      (26)       --       (26)
                                          ------      ----     -----     -----       ---     -----
    End of year.........................    223         1       224       238         1       239
                                          ======      ====     =====     =====       ===     =====
    Net changes for year................    (15)       --       (15)        8        --         8
  Proved Developed
    Beginning of year...................    163         1       164       166         1       167
    End of year.........................    161         1       162       163         1       164
NATURAL GAS RESERVES**
  Proved Developed and Undeveloped
    Beginning of year...................  5,382       267      5,649     5,546      265      5,811
    Revisions of previous estimates.....    212        10       222       (76)       24       (52)
    Improved recovery...................      6        --         6        --        --        --
    Purchases of reserves*..............    144        --       144         7        --         7
    Extensions and discoveries..........    594        --       594       731        --       731
    Sales of reserves...................   (420)       --      (420)     (182)       --      (182)
    Production..........................   (658)      (30)     (688)     (644)      (22)     (666)
                                          ------      ----     -----     -----       ---     -----
    End of year.........................  5,260       247      5,507     5,382      267      5,649
                                          ======      ====     =====     =====       ===     =====
    Net changes for year................   (122)      (20)     (142)     (164)        2      (162)
    Shell Oil's interest in proved
      reserves of equity companies at
      end of year.......................     --       362       362        --       414       414
  Proved Developed
    Beginning of year...................  3,464       267      3,731     3,646      265      3,911
    End of year.........................  3,272       247      3,519     3,464      267      3,731

                                                    1994
     LIQUIDS (MILLIONS OF BARRELS)        -------------------------
  NATURAL GAS (BILLIONS OF CUBIC FEET)    U.S.      INT'L     TOTAL
  ------------------------------------    ----      -----     -----
OIL RESERVES
  Proved Developed and Undeveloped
    Beginning of year...................  1,956      127      2,083
    Revisions of previous estimates.....   (97)        4        (93)
    Improved recovery...................     7        --          7
    Purchases of reserves*..............     5        --          5
    Extensions and discoveries..........    68         3         71
    Sales of reserves...................    --        --         --
    Production..........................  (129)      (16)      (145)
                                          -----       ---     -----
    End of year.........................  1,810      118      1,928
                                          =====       ===     =====
    Net changes for year................  (146)       (9)      (155)
    Shell Oil's interest in proved
      reserves of equity companies at
      end of year.......................    --        68         68
  Proved Developed
    Beginning of year...................  1,252       79      1,331
    End of year.........................  1,156       74      1,230
NATURAL GAS LIQUIDS RESERVES
  Proved Developed and Undeveloped
    Beginning of year...................   247         1        248
    Revisions of previous estimates.....   (15)       --        (15)
    Purchases of reserves*..............     1        --          1
    Extensions and discoveries..........    19        --         19
    Sales of reserves...................    --        --         --
    Production..........................   (22)       --        (22)
                                          -----       ---     -----
    End of year.........................   230         1        231
                                          =====       ===     =====
    Net changes for year................   (17)       --        (17)
  Proved Developed
    Beginning of year...................   170         1        171
    End of year.........................   166         1        167
NATURAL GAS RESERVES**
  Proved Developed and Undeveloped
    Beginning of year...................  4,911      288      5,199
    Revisions of previous estimates.....   (69)        2        (67)
    Improved recovery...................     1        --          1
    Purchases of reserves*..............    73        --         73
    Extensions and discoveries..........  1,200       --      1,200
    Sales of reserves...................    --        --         --
    Production..........................  (570)      (25)      (595)
                                          -----       ---     -----
    End of year.........................  5,546      265      5,811
                                          =====       ===     =====
    Net changes for year................   635       (23)       612
    Shell Oil's interest in proved
      reserves of equity companies at
      end of year.......................    --       306        306
  Proved Developed
    Beginning of year...................  3,712      288      4,000
    End of year.........................  3,646      265      3,911

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

     The standardized measure of discounted future net cash flows related to proved oil and gas reserves at the end of each year was as follows:

                                           1996                             1995                             1994
                              ------------------------------   ------------------------------   ------------------------------
                                U.S.      Int'l      Total       U.S.      Int'l      Total       U.S.      Int'l      Total
                              --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                   (millions of dollars)
STANDARDIZED MEASURE OF
  DISCOUNTED FUTURE NET CASH
  FLOWS
    Future cash inflows.....  $63,131     $3,414    $66,545    $41,076     $2,640    $43,716    $37,250     $2,482    $39,732
    Future production and
      development costs.....   17,468        917     18,385     16,447        869     17,316     17,609        890     18,499
    Future income tax
      expenses..............   14,952        805     15,757      7,051        467      7,518      5,385        411      5,796
                              -------     ------    -------    -------     ------    -------    -------     ------    -------
    Future net cash
      flows*................   30,711      1,692     32,403     17,578      1,304     18,882     14,256      1,181     15,437
    10 percent annual
      discount for estimated
      timing of cash
      flows.................   12,202        483     12,685      7,125        399      7,524      6,253        387      6,640
                              -------     ------    -------    -------     ------    -------    -------     ------    -------
         TOTAL..............  $18,509     $1,209    $19,718    $10,453     $  905    $11,358    $ 8,003     $  794    $ 8,797
                              =======     ======    =======    =======     ======    =======    =======     ======    =======
    Shell Oil's share of
      standardized measure
      of discounted future
      net cash flows of
      equity companies......  $    --     $  668    $   668    $    --     $  652    $   652    $    --     $  615    $   615
                              =======     ======    =======    =======     ======    =======    =======     ======    =======

------------

* Future net cash flows were estimated using year-end prices and costs, and currently enacted tax rates. Shell Oil's domestic and international weighted average crude oil prices at year-end 1996 were $21.35 and $23.52 per barrel, respectively, compared to year-end 1995 prices of $15.14 and $18.25 per barrel, respectively, and year-end 1994 prices of $13.72 and $17.10 per barrel, respectively.

     The aggregate change in the standardized measure of discounted future net cash flows was an increase of $8,360 million in 1996, an increase of $2,561 million in 1995 and an increase of $2,472 million in 1994. The principal sources of change were as follows:

                                                                1996        1995        1994
                                                              --------    --------    --------
                                                                   (millions of dollars)
CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED
  FUTURE NET CASH FLOWS
     Sales and transfers of oil and gas produced, net of
       production costs.....................................  $(3,543)    $(2,438)    $(1,994)
     Net changes in prices and costs........................   11,662       2,530       3,863
     Extensions, discoveries, additions and improved
       recovery, less related costs.........................    3,006       1,840       1,458
     Net purchases and sales of reserves....................     (237)       (238)         89
     Development costs incurred during the period...........    1,196       1,044         750
     Revisions of previous reserve estimates................      400         (50)       (518)
     Accretion of discount..................................    1,582       1,205         810
     Net change in income taxes.............................   (4,923)     (1,209)     (1,480)

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

                                                          1996           1995           1994
                                                        --------       --------       --------
                                                                (millions of dollars)
REVENUES
     Sales and other operating revenue..............    $21,465        $17,375        $15,733
     Other revenue..................................         17             11             14
     Intersegment transfers.........................      1,265            969            851
                                                        -------        -------        -------
               TOTAL REVENUES.......................     22,747         18,355         16,598

COSTS AND EXPENSES
     Costs and operating expenses...................     21,746         17,212         15,559
     Depreciation, depletion, amortization and
       retirements..................................        391            365            341
                                                        -------        -------        -------
               OPERATING PROFIT.....................        610            778            698
     Allocated corporate expenses...................         36             34             29
     Allocated income taxes.........................        196            232            218
     Minority interest..............................          5             --             --
     Equity in net (income) loss of others..........        (13)            55             24
                                                        -------        -------        -------
               INCOME FROM ONGOING OPERATIONS.......        386            457            427
     Other charges (credits)*.......................          3            (17)            54
                                                        -------        -------        -------
               SEGMENT NET INCOME...................    $   383        $   474        $   373
                                                        =======        =======        =======

CAPITAL EXPENDITURES................................    $   726        $ 1,065        $ 1,087
                                                        =======        =======        =======

IDENTIFIABLE ASSETS AT DECEMBER 31..................    $ 9,326        $ 8,763        $ 7,892
                                                        =======        =======        =======

------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

     During 1996, Shell Oil began discussions with Texaco, Inc. and Star Enterprises (a joint venture of Texaco and Saudi Aramco) regarding a possible joint arrangement involving U.S. downstream operations. While the companies are reviewing a range of options, the specific activities under consideration are refining, marketing, transportation, trading and lubricants.

  Supplies

     Shell Oil supplements its own crude oil production to meet its refinery requirements by the purchase of crude oil from both domestic and international sources. During 1996, 34 percent of the Company's net crude supply came from sources outside the United States; approximately 25 percent was purchased from government oil companies in seven foreign countries and 9 percent was purchased from other international sources, including companies affiliated with the Royal Dutch/Shell Group of Companies.

     Net sources of crude oil were as follows for the periods indicated:

                                                    1996        1995        1994        1993        1992
                                                  --------    --------    --------    --------    --------
                                                                (thousands of barrels daily)
NET SOURCES OF CRUDE OIL
     United States..............................     623         547         561         527         591
     International..............................     320         294         329         339         334
                                                   -----       -----       -----       -----       -----
          TOTAL.................................     943         841         890         866         925
                                                   =====       =====       =====       =====       =====

  Manufacturing

     During 1996, Shell Oil owned and operated refining facilities located at Martinez, California; Wood River, Illinois; Norco, Louisiana; Odessa, Texas; and Anacortes, Washington. Additionally, the Company and a subsidiary of Mexico's national oil company Petroleos Mexicanos (Pemex) are in a 50/50 joint venture at the Deer Park, Texas refinery; Shell Oil operates the refinery on behalf of the venture. During 1996, Shell Oil restructured its refining operations. The refineries at Martinez, Wood River, Norco, Odessa and Anacortes each became separate subsidiaries. The implementation of this new governance structure gives each refinery greater autonomy, flexibility and accountability.

     During 1996, Shell Oil's chemical products business segment acquired a refinery in Mobile, Alabama. The refinery acquisition was made to assure the chemical products segment advantaged feedstocks for its olefins operations at chemical plants at Norco, Louisiana and Deer Park, Texas. Operating statistics for this refinery are included in the Refinery Processing Intakes and Other Refinery Statistics tables in this section; however, revenues and costs attributable to this refinery are reflected in the chemical products business segment.

     Also during 1996, the $1 billion clean fuels upgrading project at the Shell Martinez Refining Company was completed. This upgrade expanded the refinery's capacity to manufacture reformulated gasoline, diesel fuel and jet fuel, while reducing its production of heavy fuel oil. Spending continued for environmental and waste management programs at all refining locations.

     Refinery processing intakes of crude oil, natural gas liquids and other raw materials for the manufacture of petroleum products at Shell Oil's refineries and certain other refinery statistics were as follows for the periods indicated:

                                                         1996    1995    1994       1993        1992
                                                         ----    ----    -----    --------    --------
                                                                 (thousands of barrels daily)
REFINERY PROCESSING INTAKES
     Anacortes, Washington.............................   114     105      107         107         103
     Deer Park, Texas*.................................   126     101      112         142         225
     Martinez, California..............................   150     165      161         168         165
     Mobile, Alabama**.................................    29      --       --          --          --
     Norco, Louisiana..................................   250     236      239         232         202
     Odessa, Texas.....................................    24      24       24          26          25
     Wood River, Illinois..............................   278     256      262         243         252
                                                         ----    ----    -----      ------      ------
          TOTAL........................................   971     887      905         918         972
                                                         ====    ====    =====      ======      ======
OTHER REFINERY STATISTICS*
     Operable capacity of crude oil distillation units
       at beginning of year............................   907***  856      847         892***      967
     Refinery intakes to crude oil distillation
       units...........................................   901     821      850         854         900
     Refinery crude oil distillation unit intakes as a
       percent of operable capacity at beginning of
       year............................................  99.3%   95.9%   100.4%       95.7%       93.1%
     Own net produced crude oil and natural gas liquids
       as a percent of intakes to crude oil
       distillation units..............................  56.5%   59.9%    54.0%       54.3%       56.7%

---------------

  * Reflects the Company's 50% equity interest in the Deer Park Refinery, effective April 1, 1993.

 ** The Mobile plant was purchased in August, 1996.

*** Adjusted to reflect the Company's purchase of the Mobile plant in August, 1996, and the Company's 50% equity interest in the Deer Park Refinery, effective April 1, 1993.

  Transportation

     At December 31, 1996, Shell Oil's wholly owned pipeline system consisted of approximately 5,763 miles of pipelines of various sizes, of which 2,828 miles were crude oil gathering and trunk lines, 2,788 miles were products lines, 130 miles were natural gas lines and 17 miles were carbon dioxide lines. In addition, Shell Oil had varying stock, partnership or undivided interests in pipelines consisting of approximately 3,224 miles of crude lines, 7,421 miles of products lines and 791 miles of carbon dioxide lines. Shell Oil also owns 12 barges and engages tankers and barges by a variety of methods, including spot charters, short-term and long-term charters, contracts of affreightment and other contractual arrangements for transportation of crude oil and products. Oil products are also delivered to customers by truck and rail.

     In 1996, in the Gulf of Mexico, four new pipelines, designed to transport crude oil from current and future production were completed, including a 20 mile line and another smaller line which expanded available capacity from the area of Shell Oil's Auger field. Additionally in the Gulf, one new natural gas pipeline began operation, and three more are under development, with two scheduled to begin operation during 1997 and the third in mid-1998. These pipelines are owned in most cases with partners.

     During 1996, Shell Oil entered into a lease of the U.S. Department of Energy terminal at St. James, Louisiana. This leased facility will add capacity to handle and segregate, by quality, increased production of domestic offshore crude and imports of foreign crude.

  Marketing

     Shell Oil distributes oil products principally under the "Shell" symbol or other trademarks in which the word "Shell" appears. Oil marketing operations are carried out through transportation systems, terminals, bulk distributing plants and, at the end of 1996, approximately 8,900 service stations displaying Shell trademarks. These stations are located in 41 states and the District of Columbia.

     The number of service stations was as follows at the end of the periods indicated:

                                                      1996       1995       1994       1993       1992
                                                    --------   --------   --------   --------   --------
SERVICE STATIONS*
     Leased or owned..............................    3,900      3,900      4,000      3,900      3,900
     Jobber and other.............................    5,000      4,700      4,600      4,800      4,800
                                                     ------     ------     ------     ------     ------
          TOTAL...................................    8,900      8,600      8,600      8,700      8,700
                                                     ======     ======     ======     ======     ======
------------
* Rounded to nearest hundred.

     Shell Oil's refined product revenues and sales volumes were as follows for the periods indicated:

                                             1996        1995        1994        1993        1992
                                           --------    --------    --------    --------    --------
                                                            (millions of dollars)
REFINED PRODUCT REVENUES
  Automotive gasoline....................  $ 8,660     $ 7,642     $ 6,818     $ 6,687     $ 6,713
  Jet fuel...............................    1,523       1,119       1,160       1,242       1,173
  Kerosene, heating and diesel oils......    1,230         601         462         449         368
  Heavy fuel oils........................      374         454         404         423         469
  Propane and other LPG..................      718         451         398         419         408
  Asphalt................................      309         284         240         230         168
  Lubricants, grease, process oils and
     wax.................................      604         614         596         551         575
  Coke...................................       60          29          20          22          16
  All other products.....................    1,119         922         962         763         753
                                           -------     -------     -------     -------     -------
       TOTAL.............................  $14,597     $12,116     $11,060     $10,786     $10,643
                                           =======     =======     =======     =======     =======
                                                         (thousands of barrels daily)
REFINED PRODUCT SALES VOLUMES
  Automotive gasoline....................      751         750         685         638         596
  Jet fuel...............................      154         139         145         143         128
  Kerosene, heating and diesel oils......      124          73          59          54          42
  Heavy fuel oils........................       60          82          87         103         108
  Propane and other LPG..................      114          98          88          89          87
  Asphalt................................       45          42          40          37          35
  Lubricants, grease, process oils and
     wax.................................       18          19          19          17          18
  Coke...................................       25          14           6           6           6
  All other products.....................      130         131         143         113         100
                                           -------     -------     -------     -------     -------
       TOTAL.............................    1,421       1,348       1,272       1,200       1,120
                                           =======     =======     =======     =======     =======

CHEMICAL PRODUCTS

     The Company is a major producer in the United States of olefins, aromatics, detergent alcohols, ethylene oxide and derivatives, thermoplastic elastomers, epoxy resins, oxygenated and hydrocarbon solvents and polyester resins. These basic chemical products are used in many consumer and industrial products and processes. They are sold primarily to industrial markets in the United States through Shell Oil's own sales force; some products are also sold through distributors. Approximately 20 percent of chemical sales are outside the United States. Chemical products are delivered to customers principally by rail, truck, ship and pipeline. In addition, petrochemicals are manufactured by a joint venture with Saudi Basic Industries Corporation and sold in worldwide markets. Ethylene oxide and other catalysts are manufactured and sold through joint ventures with affiliated and other parties. To further improve long-term profitability, Shell Oil continues to pursue new business ventures and growth opportunities in areas that complement its strengths in technology and feedstocks. In early 1996, the Company completed the sale of its polypropylene-related assets.

     Total revenues, operating profit and segment net income for Chemical Products' activities for each of the past three years, together with capital expenditures and related identifiable assets at the end of each year, were as set out below. For additional information, see Note 18 of the Notes to Consolidated Financial Statements included in Item 14a.

                                                             1996      1995      1994
                                                            ------    ------    ------
                                                              (millions of dollars)
REVENUES
     Sales and other operating revenue....................  $4,305    $4,841    $4,075
     Other revenue........................................       8        15        12
     Intersegment transfers...............................     213       152       158
                                                            ------    ------    ------
               TOTAL REVENUES.............................   4,526     5,008     4,245

COSTS AND EXPENSES
     Costs and operating expenses.........................   3,958     3,778     3,654
     Depreciation, depletion, amortization and
       retirements........................................     271       273       288
                                                            ------    ------    ------
               OPERATING PROFIT...........................     297       957       303
     Allocated corporate expenses.........................      23        17        16
     Allocated income taxes...............................      78       371        98
     Equity in net income of others.......................     (57)     (135)      (34)
                                                            ------    ------    ------
               INCOME FROM ONGOING OPERATIONS.............     253       704       223
     Other charges*.......................................      10        10        62
                                                            ------    ------    ------
               SEGMENT NET INCOME.........................  $  243    $  694    $  161
                                                            ======    ======    ======
CAPITAL EXPENDITURES......................................  $  582    $  422    $  343
                                                            ======    ======    ======
IDENTIFIABLE ASSETS AT DECEMBER 31........................  $5,089    $4,836    $4,520
                                                            ======    ======    ======

------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

     Chemical sales revenues were as follows for the periods indicated:

                                          1996      1995      1994      1993      1992
                                         ------    ------    ------    ------    ------
                                                     (millions of dollars)
Primaries (olefins, aromatics).........  $1,411    $1,184    $1,024    $  869    $  980
Intermediates and solvents.............   1,505     1,644     1,314     1,211     1,152
Polymers...............................   1,309     1,861     1,550     1,434     1,013
Other..................................      27        82        78        84       133
                                         ------    ------    ------    ------    ------
                                         $4,252    $4,771    $3,966    $3,598    $3,278
                                         ======    ======    ======    ======    ======

     The Company owns and operates manufacturing facilities located at Mobile, Alabama; Martinez, California; Lakeland, Florida; Argo and Wood River, Illinois; Geismar, Norco, Taft and Reserve, Louisiana; Belpre, Ohio; Deer Park, Texas; and Pt. Pleasant, West Virginia. In 1996, an increase of the ethylene capacity at the olefins complex at Norco and a modernization of an olefins plant at Deer Park were completed. Also in 1996, at Pt. Pleasant, a 30 percent expansion in the capacity of the polyester resins plant was brought onstream and the manufacturing began of Corterra(TM), a new polymer product designed for use in staple and continuous filament textile and carpet products. The rebuilding at the Belpre plant of a Kraton(R) D elastomers unit, destroyed in a 1994 explosion and fire, was completed. The Company began construction of a 200 million pound capacity polyester resins plant in Altamira, Mexico; operations at this plant are expected to begin in mid-1997. During 1996, plans were announced to build additional phenol capacity at Deer Park with startup expected in 1999.

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

                                                  1996       1995       1994       1993       1992
                                                --------   --------   --------   --------   --------
SULFUR (thousands of long tons)
  Estimated proved reserves...................      192        183      3,860      4,075      4,304
  Production..................................       15        200        209        228        245
  Recovered in refinery operations............      436        326        251        255        207
CARBON DIOXIDE (billions of cubic feet)
  Estimated proved reserves...................    4,252      4,122      4,212      4,250      4,315
  Production..................................      129        112        114        100        109

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

  Environmental Matters

     Federal environmental laws and regulations including the National Environmental Policy Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; the Comprehensive Environmental Response, Compensation and Liability Act; and their implementing regulations, as well as numerous state and local environmental laws, continue to have a significant impact on Shell Oil's operations. Additional information concerning the effect that compliance with such environmental requirements may have on capital expenditures, earnings and competitive position, including information concerning allegations or claims received regarding site cleanup obligations, is incorporated herein by reference from Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental Matters (pages 28-30), and Item 3. Legal Proceedings (pages 18-20).

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

  Research

     Total research and development expenses charged to income (including applicable operating taxes and depreciation) in 1996 amounted to $173 million, compared with $167 million in 1995 and $170 million in 1994. In 1996, about 66 percent was spent on Shell Oil sponsored research and development activities relating to the improvement of existing, and the development of new, products and processes, as compared to 74 percent in 1995 and 73 percent in 1994. The remainder in each period was spent primarily on oil and gas exploration and production activities.

     The Company and another company of the Royal Dutch/Shell Group of Companies have an arrangement whereby each will perform for, and exchange with, the other, research services in petroleum technology, chemicals and other fields. In addition, certain subsidiaries of the Company have technology sharing agreements with certain other affiliates.

ITEM 3. LEGAL PROCEEDINGS

     Since 1984, the Company has been named with others as a defendant in numerous product liability cases, including class actions, involving the failure of residential plumbing systems in the United States constructed with polybutylene plastic pipe. The Company has also been sued regarding failures in polybutylene pipe connecting users with utility water lines and polybutylene pipe used in municipal water distribution systems. The polybutylene pipe was manufactured primarily by United States Brass Corporation and Vanguard Plastics, Inc. using polybutylene resin supplied by the Company to fabricate the pipe and initially, in the case of residential plumbing systems, polyacetal resin supplied by E.I. DuPont de Nemours and Company (DuPont) and Hoechst Celanese Corporation (Hoechst Celanese) to fabricate the pipe fittings. The plaintiffs in the litigation claim property damages and, in some cases, fraud and intentional misrepresentation seeking punitive damages. The Company's position is, and most of the judgments to date have confirmed that, most of the leaks in residential plumbing systems have occurred due to the failure of the polyacetal insert fittings. Polyacetal is no longer used to manufacture insert fittings for these systems and during 1996, the Company announced it would no longer sell polybutylene resin for use in the domestic pipe market. The number of new plumbing claims involving residential plumbing systems and problems with polybutylene pipe used to connect to residential utility water lines increased significantly during 1996. The Company, Dupont and Hoechst Celanese have agreed on a mechanism to fund the payment of most of the residential plumbing claims as the result of two class action settlements (the "class action settlement"). The class action settlement provides for the creation of an entity to receive and handle claims and for a $950 million fund to pay such claims, which claims may be made over a period of up to 14 years, depending on various factors. If the settlement funds are exhausted, additional funds may be provided by the defendants or claimants who have not received their full benefits under the class action settlement may seek their remedy in a new court proceeding at that time. Additionally, a small percentage of defendants have opted out of the class action settlement and must assert their claims outside such settlement. Significant issues remain to be resolved as to how costs will be shared among the defendants. One fittings co-defendant has agreed to fund 10% of all acetal fitting costs related to the class action settlement; the Company and the other fittings co-defendant have agreed to arbitrate to determine how the remaining acetal fittings portion of the costs of the class action settlement will be shared between them. Additionally, in matters outside the residential plumbing claims and the class action settlement, claims involving municipal water distribution systems have continued to increase during the past two years. The Company will continue to defend these matters vigorously but it cannot currently predict when or how all polybutylene related matters will finally be resolved.

     The Company is a party to litigation regarding Nemagon(R), an agricultural chemical containing DBCP manufactured and sold by the Company from 1955 to 1978. Decreases in the maximum contamination level for DBCP resulted in residual traces of DBCP present in the groundwater in the area of certain water wells exceeding certain state and federal maximum contamination levels. The claims in this litigation seek the cost of cleanup and future monitoring of such water wells. The Company is a co-defendant in these cases with other substantial manufacturers and suppliers of the same chemical. Almost all of these cases have now been settled, with defendants accepting certain future obligations. The Company believes that it has established adequate reserves to fund its future liabilities in connection with all such cases. Cases involving approximately 25,000 plaintiffs have been filed against the Company, other substantial manufacturers and suppliers of DBCP and various banana growers alleging that the plaintiffs suffer fertility problems arising from exposure to DBCP while working on banana plantations outside the United States. Most of these cases were filed in Texas state court, were removed to federal court in Texas, and have now been sent by the federal court for handling in the courts of the various jurisdictions outside the United States where the plaintiffs allege that damages were incurred. Plaintiffs have appealed this decision. Several cases remain pending in the United States, involving several thousand plaintiffs. Challenges to jurisdiction and appropriate forum are being asserted by the defendants in those cases. The Company is contesting whether any injury has in fact been incurred by plaintiffs, whether DBCP was in fact the cause of any such injury as may exist, and in any case if the Company was a supplier or otherwise had liability in connection with any such injury.

     In December 1993, a Los Angeles County Superior Court jury, in two consolidated lawsuits against the Company and its subsidiary involving the condition of the Dominguez oil field, returned a verdict against "Shell" in the amount of $46.9 million compensatory damages and $173 million punitive damages. Plaintiffs allege they were defrauded, that the oil and gas lease was breached, and that soil contamination on the property constitutes a continuing trespass. Final resolution through the appeals process could take several years. For a number of reasons, the Company believes the verdict was wrong and expects ultimately to prevail in the litigation.

     The Company, along with its parent companies and other affiliated companies, was sued in the United States District Court for the Southern District of New York in January of 1995 by Union Carbide Corporation concerning a proposed joint venture between affiliates of the Company and another company involving their polyolefins businesses. The plaintiff alleged, among other things, that the new venture caused a breach of certain contractual obligations of the Company to Union Carbide. The Company strongly contests these allegations. Discovery continues in the litigation.

     Numerous lawsuits have been filed and demands made against the Company and its subsidiaries, as well as other large producers, by federal and state governmental parties and private parties alleging underpayment of oil and gas royalty. At the federal level, notices of investigation and in some cases claims have been received regarding underpayment of oil royalties on production from federal lands (including offshore leases). Suits have also been filed on behalf of various state agencies and private parties in Texas, New Mexico and Louisiana against the Company, subsidiaries of the Company and other oil companies alleging underpayment of royalties and severance taxes on crude oil production. Further, purported nation-wide private class actions have been filed in Texas and Alabama against numerous oil companies, including the Company and subsidiaries of the Company, alleging a conspiracy to fix posted prices at unreasonably low levels. At issue in all these claims is whether the crude oil price on which royalty was calculated and paid was calculated in compliance with lease terms and regulations. In the case of natural gas production from federal lands, predominantly offshore leases, federal claims of underpayment of royalty have been made, alleging that sales prices between affiliated companies was not the acceptable measure for purposes of royalty determination. Additionally, litigation has been filed in state court by private landowners, mainly in South Texas, challenging primarily market valuation assessments and the appropriateness of certain cost deductions in connection with royalty paid to those royalty owners. While significant amounts have been alleged to be due in connection with these claims, numerous factual issues distinguish each claim and such issues must be individually analyzed in each case. Shell Oil believes that it can defend successfully that its past royalty payments have been made on a fair and legally justifiable basis and expects to resolve these issues over time, as the result of negotiation or successful litigation if necessary.

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

     In 1995, the Company received a Notice of Violation/Finding of Violation from the EPA Region V alleging violations under the Clean Air Act and the Illinois State Implementation Plan by the Wood River Manufacturing Complex. The Company and the EPA are engaging in discussions regarding the allegations of the notice. EPA Region V has also given indications to the Wood River Manufacturing Complex that it is contemplating possible enforcement action against the Complex for alleged violations of the Benzene Waste operations NESHAP. In 1996, the Company received a further Notice of Violation from the EPA alleging additional violations. Shell Oil and the EPA are engaging in discussions seeking to resolve these and other previously reported matters at Wood River.

     The Company has received numerous claims concerning potential liabilities in connection with environmental laws involving past and present operating and waste disposal locations (as further discussed in the Environmental Matters section of the Management Discussion and Analysis, page 28). Also, numerous federal, state and local income, property and excise tax returns of Shell Oil are being examined by the respective taxing authorities, and certain interpretations by Shell Oil of the complex tax statutes, regulations and practices are being challenged in administrative proceedings and in federal and state actions.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     The Company's common stock is not publicly traded.

     Cash dividends were paid quarterly as follows:

                                                1996                                        1995
                              -----------------------------------------   -----------------------------------------
                               FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND     THIRD      FOURTH
                               -----      ------     -----      ------     -----      ------     -----      ------
                                                              (millions of dollars)
Cash dividends..............    $350       $350       $400       $400       $350       $350       $350       $350

ITEM 6. SELECTED FINANCIAL DATA.

     Selected financial data is presented below for the periods indicated.

                                               1996       1995       1994       1993       1992
                                             --------   --------   --------   --------   --------
                                                            (millions of dollars)
STATEMENT OF INCOME DATA
     Revenues..............................  $29,151    $24,650    $21,581    $21,092    $21,702
     Costs and expenses....................   27,130     23,130     21,073     20,311     21,257
                                             -------    -------    -------    -------    -------
     Income from operations................    2,021      1,520        508        781        445
     Cumulative effect of accounting
       changes.............................       --         --         --         --       (635)
                                             -------    -------    -------    -------    -------
     Net income............................  $ 2,021    $ 1,520    $   508    $   781    $  (190)
                                             =======    =======    =======    =======    =======
BALANCE SHEET DATA
     Total assets..........................  $28,709    $27,021    $26,379    $26,851    $26,970
     Gross investment*.....................   42,779     41,150     40,045     39,822     39,971
     Total debt............................    3,212      3,251      2,995      3,014      3,703
     Deferred income tax liability.........    3,229      2,841      3,137      3,754      3,541
     Shareholder's equity..................   14,374     13,853     13,733     14,624     14,608
STATEMENT OF CASH FLOWS
     Cash provided by operating
       activities..........................  $ 4,124    $ 3,473    $ 3,014    $ 3,172    $ 2,446
     Capital expenditures..................    3,414      2,957      2,451      1,981      2,239
     Cash dividends........................    1,500      1,400      1,400        763        750

------------

* Gross investment consists of gross assets less current liabilities.

     The above financial results and historical data should not be construed as necessarily indicative of future financial results; see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

KEY FINANCIAL RESULTS

     -- Net income in 1996 was a record $2,021 million, compared with net income of $1,520 million in 1995 and $508 million in 1994.

     -- Adjusted net income, which excludes special items, was a record $1,860 million in 1996, compared with $1,408 million in 1995 and $1,118 million in 1994.

     -- Cash flows from operating activities in 1996 were $4,124 million, compared with $3,473 million in 1995 and $3,014 million in 1994.

     -- Revenues in 1996 were $29.2 billion, up from $24.6 billion in 1995 and $21.6 billion in 1994.

     -- Shareholder's equity was $14.4 billion at the end of 1996, up from $13.9 billion in 1995 and $13.7 billion in 1994.

     -- Net income as a percent of net investment was 10.5 percent in 1996, compared with 8.0 percent in 1995 and 2.8 percent in 1994.

     -- Total debt at the end of 1996 was $3,212 million compared with $3,251 million in 1995 and $2,995 million at year-end 1994. At that level, it represented 18.3 percent of total capital, compared with 19.0 percent at year-end 1995 and 17.9 percent at the end of 1994.

OIL AND GAS EXPLORATION AND PRODUCTION

                     INCOME HIGHLIGHTS                        1996     1995    1994
                     -----------------                       ------    ----    -----
                                                              (millions of dollars)
Income from Ongoing Operations.............................  $1,351    $622    $ 259
Other Charges*.............................................      (2)     (1)      (2)
                                                             ------    ----    -----
Segment Net Income.........................................   1,349     621      257
Special Items (includes "Other Charges")...................      37      51     (200)
                                                             ------    ----    -----
Adjusted Net Income........................................  $1,312    $570    $ 457
                                                             ======    ====    =====

---------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

     Oil and Gas Exploration and Production income from ongoing operations was $1,351 million in 1996, compared with $622 million in 1995 and $259 million in 1994. Income from ongoing operations excludes charges to segment net income which are associated with major product classifications for which there has been no revenue stream or investment for the past five years.

     Segment net income in 1996 was $1,349 million, compared with $621 million in 1995 and $257 million in 1994. Adjusted net income, which excludes special items, was $1,312 million in 1996, an increase of $742 million over 1995 and $855 million over 1994.

     For 1996, results improved over 1995 primarily due to higher average crude oil and natural gas prices. These benefits, coupled with increased production of both crude oil and natural gas, more than offset higher producing and exploratory expenses, including dry holes. Domestic crude oil prices in 1996 averaged $18.40 per barrel, up $3.38 over 1995 and $4.99 over 1994. The average selling price of net domestic marketable natural gas produced in 1996 was $2.34 per thousand cubic feet, up 69 cents over 1995 and 44 cents over 1994.

     Special items increased segment net income by $37 million in 1996 and $51 million in 1995, but decreased net income by $200 million in 1994. Special items in 1996 included gains totaling $48 million related to the sale of oil and gas properties, and $45 million from prior-year tax adjustments. Partially offsetting these benefits were $30 million in charges against litigation and royalty reserves, and a $24 million asset write-off. Special items in 1995 included a benefit from tax losses totaling $125 million and an additional $30 million benefit as the result of prior-year tax adjustments. Also benefiting net income in 1995 were gains totaling $51 million related to the sale of oil and gas properties and the receipt of $21 million in compensation related to a previously expropriated international asset. Partially offsetting these benefits were a $145 million after-tax charge related to the adoption of Statement of Financial Accounting Standards No. 121 and $26 million in provisions for litigation and property damages. Special items in 1994 included charges of $315 million attributable to write-offs of undeveloped offshore frontier Alaska properties and nonproducing heavy oil properties in California, exploratory dry holes and provisions for restoration costs. Also, 1994 income was reduced $108 million for litigation settlements and provisions. Partially offsetting these charges were benefits of $223 million, primarily related to prior-year tax adjustments.

     Cash provided by operating activities was $2,493 million in 1996, compared with $1,923 million in 1995, and $1,546 million in 1994.

     Crude Oil Production -- Domestic net crude oil production, on a barrels per day basis, averaged 376,000 in 1996, 371,000 in 1995 and 355,000 in 1994.
Increased production in the Gulf of Mexico, particularly in the deepwater Gulf, and in California more than offset normal declines elsewhere.

     International net production, on a barrels per day basis, averaged 58,000 in 1996, up 7,000 over 1995 and 15,000 over 1994. Increased production in 1996 over 1995 was primarily attributable to new production in China.

     Gas Production -- Average net natural gas production of 1,880 million cubic feet per day in 1996 increased over both 1995 and 1994 by 3 percent and 15 percent, respectively. The increase in 1996 was due in part to new and increased production in the Gulf of Mexico, and also to higher production in Brazil.

     Natural Gas Liquids -- Net natural gas liquids production, on a barrels per day basis, was 75,000 in 1996, up 5,000 over 1995 and 14,000 over 1994. The 1996 average price of $15.97 was $3.97 higher than 1995 and $4.03 higher than 1994.

     Costs and Expenses -- Production costs in 1996 totaled $1,198 million, up $74 million over 1995 and $59 million over 1994, primarily due to increased costs associated with higher production and higher energy costs. Exploration expenses of $327 million in 1996, including dry hole costs of $142 million, increased $81 million over 1995, but declined $16 million from 1994. Dry hole costs in 1994 were high due primarily to write-offs related to Alaska and other exploratory wells. Exclusive of dry holes, 1996 exploration costs increased $35 million over 1995 and $48 million over 1994, reflecting a more aggressive spending program in the Gulf of Mexico.

     Depreciation, depletion and amortization costs were $1,375 million in 1996, down $158 million from 1995, and $230 million from 1994. The higher costs in 1994 were primarily due to the write-offs of certain nonproducing properties and to other property provisions. Excluding these write-offs from 1994 and the impact from the adoption of Statement of Financial Accounting Standards No. 121 from 1995, depreciation, depletion and amortization costs were higher in 1996 due primarily to increased production.

     Property sales resulted in gains totaling $48 million in 1996 and $51 million in 1995, and minimal gains in 1994.

     New Developments -- In early 1997 Shell Oil completed the merger of its producing assets in the Permian Basin of West Texas/Southeast New Mexico with those of Amoco Corporation. This new limited partnership, Altura Energy, Ltd., is owned approximately 36 percent by Shell Oil and approximately 64 percent by Amoco. The aim of this new venture is to create an entrepreneurial environment that will support the quest for cost leadership in the basin. Also, negotiations are currently underway with Mobil Corporation regarding the possible combination of Mobil's California exploration and production operations with those of Shell Oil; the new venture, if finalized, is expected to be owned 60 percent by Shell Oil and 40 percent by Mobil. The proposed joint venture would offer opportunities to reduce costs and leverage complementary skills and competencies.

     Progress continued in 1996 with new development in the deepwater Gulf of Mexico. Production began at Mars, establishing a world water-depth record of 2,940 feet for a permanent drilling and production platform. Also in 1996, production initiated from Phase II of Tahoe, originally a one-well subsea development, as well as from Southeast Tahoe, a new discovery. Development of the Ram/Powell and Mensa projects continued on schedule for 1997 startup, the Troika project was announced with startup of production scheduled in late 1997 and the Ursa project remained on schedule for 1999 startup. Based upon encouraging results from existing operations, existing and planned developments, and expected new opportunities, and assuming no reductions in existing production except due to normal declines in producing fields, Shell Oil's anticipated average annual production growth rate through 2001 is about 15 percent for both oil and gas.

     Capital Expenditures -- Capital spending for Oil and Gas Exploration and Production was $2,053 million in 1996, compared with $1,395 million in 1995 and $952 million in 1994. The substantial increase in 1996 over both 1995 and 1994 was due to higher spending for production drilling and development in the Gulf of Mexico and for gas pipeline facilities to accommodate deepwater production. The higher level of capital spending is expected to continue through the decade as Shell Oil develops the Gulf of Mexico projects.

     Hydrocarbon Reserves -- In 1996, reserve additions, mainly from discoveries, extensions, improved recovery techniques and revisions to previous reserve estimates, were 396 million barrels on a crude oil equivalent basis. These additions were more than offset by producing property sales of 91 million equivalent barrels, and by production during the year. In 1995 and 1994, reserves also declined.

     Net wells drilled in 1996 totaled 517, up 220 over 1995 and 273 over 1994.

OIL PRODUCTS

                     INCOME HIGHLIGHTS                        1996    1995    1994
                     -----------------                        ----    ----    ----
                                                                  (millions of
                                                                    dollars)
Income from Ongoing Operations..............................  $386    $457    $427
Other Charges*..............................................    (3)     17     (54)
                                                              ----    ----    ----
Segment Net Income..........................................   383     474     373
Special Items (includes "Other Charges")....................    (9)    177     (24)
                                                              ----    ----    ----
Adjusted Net Income.........................................  $392    $297    $397
                                                              ====    ====    ====

---------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

     Oil Products income from ongoing operations in 1996 was $386 million, compared with $457 million in 1995 and $427 million in 1994. Segment net income in 1996 was $383 million, compared with $474 million in 1995 and $373 million in 1994.

     Adjusted net income, which excludes special items, was $392 million in 1996, an increase of $95 million over 1995, but $5 million lower than 1994. Results were higher in 1996 compared to 1995 due to slightly improved refined product margins which were weak industry-wide in 1995. In 1996, margins improved during the first half of the year but weakened in the later months as West Coast retail marketing conditions deteriorated and crude costs increased. Fixed operating costs increased in 1996 primarily in marketing, while sales of branded automotive gasoline improved about 1 percent.

     Special items in 1996 reduced segment net income by $9 million due to $20 million in charges against property damage and litigation reserves, offset in part by a $10 million gain on a property sale. Special items improved segment net income in 1995 by $177 million, primarily due to a gain of $166 million from the partial liquidation of crude oil and refined product inventories valued on a last-in, first-out (LIFO) basis. In 1994, net income was reduced by $54 million for environmental provisions related to off-site contamination, partially offset by a gain of $28 million for the partial liquidation of refined product inventories valued on a LIFO basis. The remainder of the special items benefited income $2 million as a net gain from asset sales was offset by environmental provisions.

     Cash flow provided by operating activities was $762 million in 1996, down $368 million from 1995 and $191 million from 1994. Capital expenditures in 1996 of $726 million declined $339 million from 1995 and were $361 million lower than 1994. Spending in 1995 and 1994 was mainly for the coker and "clean fuels" project at the Martinez, California refinery, completed in 1996, and the refinery upgrade, including the installation of a coker, at the jointly-owned Deer Park, Texas refinery in 1994.

     Refined Product Sales Volumes -- Total 1996 refined product sales volumes were 1,421,000 barrels per day, up from 1,348,000 in 1995 and 1,272,000 in 1994.
Automotive gasoline sales volumes in 1996 increased marginally over 1995, but were up 10 percent over 1994. Volumes sold through branded service stations in 1996 were up about 1 percent over 1995 and 3 percent over 1994.

     Jet fuel sales increased compared with 1995 and 1994, up 11 percent and 6 percent, respectively. Other light products, including kerosene, heating and diesel oil sales increased 70 percent over 1995 and 110 percent over 1994, reflecting in part the benefits derived from the new coking units at both Martinez and Deer Park. Conversely, residuals sales volumes were down 27 percent from 1995 and 31 percent from 1994.

     Overall, lubricants sales volumes in 1996 declined from both 1995 and 1994.

     Refined Product Prices -- Average refined product selling prices increased 8 cents per gallon in 1996 over 1995 and were up 10 cents per gallon over 1994. Prices increased in 1996 in all product categories due to rising hydrocarbon costs. Average automotive gasoline selling prices increased 9 cents per gallon over 1995 and 10 cents per gallon over 1994.

     New Developments -- During 1996, Shell Oil began discussions with Texaco, Inc. and Star Enterprises (a joint venture of Texaco and Saudi Aramco) regarding a possible joint arrangement involving U.S. downstream operations. While the companies are reviewing a range of options, the specific activities under consideration are refining, marketing, transportation, trading and lubricants.

CHEMICAL PRODUCTS

                     INCOME HIGHLIGHTS                        1996     1995    1994
                     -----------------                        -----    ----    -----
                                                              (millions of dollars)
Income from Ongoing Operations..............................  $ 253    $704    $ 223
Other Charges*..............................................    (10)    (10)     (62)
                                                              -----    ----    -----
Segment Net Income..........................................    243     694      161
Special Items (includes "Other Charges")....................   (108)    (31)    (265)
                                                              -----    ----    -----
Adjusted Net Income.........................................  $ 351    $725    $ 426
                                                              =====    ====    =====

---------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

     Chemical Products income from ongoing operations in 1996 was $253 million, compared with a record $704 million in 1995 and $223 million in 1994. Segment net income in 1996 was $243 million, compared with $694 million in 1995 and $161 million in 1994.

     Adjusted net income, which excludes special items, was $351 million in 1996, a decrease of $374 million from 1995 and $75 million from 1994.

     The substantial decline in adjusted net income in 1996 from 1995 was primarily attributable to lower margins across most product lines, partially offset by increased sales volumes of primary chemicals. Income performance in all three years was burdened with significant costs for litigation.

     Special items reduced segment net income $108 million in 1996, $31 million in 1995, and $265 million in 1994. In 1996, such charges against income totaled $167 million, including additional provisions for product liability and an asset write-off. Partially offsetting these charges were favorable insurance recoveries and prior-period tax adjustments. In 1995, special items reduced income by $31 million due to $22 million in charges related to environmental provisions, $5 million for asset write-offs, and a $4 million dispute settlement. In 1994, income was reduced by $201 million for litigation provisions, settlements and damage claims, $62 million for environmental provisions related to off-site contamination, and $34 million for write-offs of idle assets. Partially offsetting these 1994 charges were gains of $32 million from asset sales.

     Cash provided by operating activities in 1996 was $729 million, compared with $952 million in 1995 and $559 million in 1994.

     Results at Sadaf, our 50 percent owned Saudi Arabian petrochemical venture, declined in 1996 over 1995, but improved slightly above 1994. Lower Sadaf earnings in 1996 were due to depressed margins. Partially offsetting this decline were increased sales volumes, as favorable market conditions held in the Far

East and Europe resulting in increased demand. During 1996, the joint venture began commissioning facilities for the manufacture of MTBE and expanded facilities for the manufacture of ethylene dichloride and caustic soda.

     Total chemical sales volumes in 1996 improved 11 percent over 1995 and 18 percent over 1994, reflecting higher sales of primary chemicals.

     Capital spending for Chemical Products was $582 million in 1996, compared with $422 million in 1995 and $343 million in 1994. Capital projects active in 1996 included spending for the replacement of the Kraton unit located at Belpre, Ohio, additional capital outlays toward the modernization of an olefins unit at Deer Park, the purchase of the Mobile, Alabama site to improve olefins feedstocks, and increased spending for a propylene pipeline.

OTHER SEGMENT

                     INCOME HIGHLIGHTS                        1996    1995    1994
                     -----------------                        ----    ----    -----
                                                              (millions of dollars)
Segment Net Loss............................................  $(29)   $(78)   $(235)
Special Items...............................................    (4)    (74)    (208)
                                                              ----    ----    -----
Adjusted Net Loss...........................................  $(25)   $ (4)   $ (27)
                                                              ====    ====    =====

     The Other operating segment incurred a net loss of $29 million in 1996, compared with net losses of $78 million in 1995 and $235 million in 1994. In 1996, the loss was mainly due to settlement costs associated with an exited business and losses incurred on real estate properties held for sale. The loss in 1995 was mainly due to special items, which included an $84 million write-down of real estate property held for sale, and a $15 million charge related to the adoption of Statement of Financial Accounting Standards No. 121, partially offset by a tax benefit totaling $25 million. In 1994, the loss was mainly due to special items totaling $208 million, which included the loss on the sale of a coal investment and write-offs of nonproducing coal leases.

NONALLOCATED CORPORATE COSTS

                     INCOME HIGHLIGHTS                       1996     1995     1994
                     -----------------                       -----    -----    -----
                                                              (millions of dollars)
Nonallocated Costs.........................................  $  75    $(191)   $ (48)
Special Items..............................................    245      (11)      87
                                                             -----    -----    -----
Adjusted Nonallocated Costs................................  $(170)   $(180)   $(135)
                                                             =====    =====    =====

     Corporate items not allocated to the operating segments benefited net income $75 million in 1996, while reducing net income $191 million for the year 1995 and $48 million in 1994.

     Special items in 1996 included gains from insurance recoveries and the benefit from prior-year tax adjustments. In 1995, special items included asset write-offs of $34 million, partially offset by a gain from an insurance settlement. In 1994, special items included a favorable prior-year tax adjustment of $100 million, partially offset by provisions for claims and litigation settlement. Excluding these effects, corporate costs, primarily related to financing, decreased in 1996 compared to 1995 due primarily to lower interest expense, but increased over 1994 when average debt levels were lower.

CAPITAL RESOURCES AND LIQUIDITY

     Cash provided by operating activities continued to be the primary source of funding for Shell Oil's capital investment program, dividends and other needs. In 1996, cash provided by operating activities totaled $4,124 million, up $651 million over 1995, and exceeded cash used for investing activities in 1996 by $1,354 million. Similarly, cash provided by operating activities in 1995 totaled $3,473 million and exceeded cash used for investing activities by $790 million. In 1994, cash provided by operating activities totaled $3,014 million and exceeded investing activities by $751 million. Total debt in 1996 declined $39 million to $3,212 million, with the debt-to-total-capital ratio decreasing to 18.3 percent. In addition, cash dividends increased to $1,500 million in 1996, compared with $1,400 million in 1995 and 1994.

     Cash Provided by Operating Activities -- In 1996, cash provided by operating activities amounted to $4,124 million, compared with $3,473 million in 1995 and $3,014 million in 1994. Higher earnings in 1996 accounted for the improvement over both 1995 and 1994.

     Cash Used for Investing Activities -- The major use of cash flows from operating activities was for capital expenditures, which amounted to $3,414 million in 1996, $2,957 million in 1995, and $2,451 million in 1994. Proceeds from property sales in 1996 totaled $743 million and in 1995 totaled $202 million. The increase in net cash used for investing activities in 1996 over 1995 and 1994 was due to higher capital expenditures.

     Debt Obligations -- At year-end 1996, Shell Oil had decreased its total debt by $39 million, compared with an increase of $256 million in 1995 and a decrease of $19 million in 1994. Shell Oil's ratio of total debt-to-total-capital was 18.3 percent at the end of 1996, compared with 19.0 percent at the end of 1995 and 17.9 percent at the end of 1994.

     Capital Spending -- Shell Oil's capital spending of $3,414 million in 1996 was virtually the same as planned at the beginning of the year. In 1996, exploration and production activities accounted for 61 percent of total capital expenditures, compared with 47 percent in 1995 and 39 percent in 1994. These outlays were primarily in the United States. Oil and Chemical Products accounted for 38 percent of total spending in 1996, compared with 50 percent in 1995 and 58 percent in 1994. The reduction in 1996 was due mainly to the completion of major refinery upgrades. Overall, Shell Oil's capital expenditures increased in 1996 compared to 1995 due to a higher level of spending in the deepwater Gulf of Mexico.

     Capital and exploratory expenditures of $3.8 billion are planned for 1997. About $2.5 billion is allocated for exploration and production activities, an increase of $100 million above the 1996 level. These expenditures reflect plans to accelerate development of and production from primarily deepwater Gulf of Mexico discoveries. Oil Products expenditures are budgeted for $800 million in 1997, reflecting increased spending for new and upgraded service stations as compared to recent years. Chemical Products expenditures are expected to be about $500 million, down slightly from 1996 levels. Chemical plans include the expansion of phenol capacity and the polyester resins business.

     Dividends -- Cash dividends were $1,500 million in 1996, increasing $100 million over both 1995 and 1994.

     Liquidity -- Internally generated cash, access to outside financing based on strong credit ratings, and prudent management of working capital are the essential components of Shell Oil's liquidity position. Cash and cash equivalents amounted to $393 million at year-end 1996, a decrease of $28 million from 1995 and $224 million from 1994.

     Shell Oil's strategy continues to rely mainly on internally generated cash to finance routine operating requirements and capital spending. Short-term borrowings will generally be used to fund interim working capital needs and unusual requirements. As of December 31, 1996, unused revolving credit agreements of $500 million were available for general corporate purposes, including support of commercial notes. The Company plans to manage the level of backup facilities consistent with its cash and cash equivalents balances. As of the end of 1996, $500 million of a $1.0 billion shelf registration remained, allowing future flexibility in the public debt markets.

     As further discussed in Note 10 of the Notes to Consolidated Financial Statements, from time to time the Company utilizes financial derivatives to minimize its borrowing costs, and to reduce price volatility risks on commodities -- primarily crude oil, natural gas and refined products. During 1994, the Company used interest rate swaps to convert many of its fixed rate debt and other obligations to floating rates. At December 31, 1996 and 1995, the notional principal amounts of interest rate swaps outstanding were $2.1 billion and $2.3 billion, respectively, with maturities extending into the year 2017. The fair value of the swaps used to convert these fixed rate debt and other obligations to floating rates was $6 million at December 31, 1996, $67 million at the end of 1995, and a negative $174 million at the end of 1994.

     Working capital at the end of 1996 increased $53 million over a year earlier due primarily to higher receivables offset in part by increased payables. Shell Oil's liquidity position is considerably stronger than indicated by these working capital levels because of relatively lower historical costs assigned to inventories under LIFO accounting procedures. The year-end inventory values included in working capital were below their current costs by $978 million at the end of 1996, $672 million in 1995 and $1,011 million in 1994.

ENVIRONMENTAL MATTERS

     Shell Oil continues to make substantial capital and operating expenditures relating to the environment. Included within such expenditures are costs of compliance with federal, state and local laws, regulations and permit requirements concerning reduction of releases into air and water, disposal and handling of wastes, and corrective action and other cleanup obligations under law and by contract at operating locations, at previously owned or operated properties and at off-premises sites.

     Discussions are ongoing with governmental agencies as to the scope and magnitude of Shell Oil's present closure and post-closure Resource Conservation and Recovery Act (RCRA) and similar state or local remediation obligations at operating locations. Such discussions are part of the normal RCRA regulatory process. Shell Oil anticipates that those discussions will result in corrective action being required at its manufacturing locations. The complexity of the factual issues and the evolving legal requirements, coupled with the many choices made available by diverse technologies that may be used in such corrective action, make it difficult to estimate with great reliability the total costs of such action; however, Shell Oil does not currently expect that the costs of taking corrective action over time will be material to Shell Oil's consolidated financial position or operating income in any year. All such expenditures are included in the environmental expenditures reported below and this matter is under continual review. RCRA also imposes obligations with respect to closure of a RCRA covered facility (i.e., a facility at which certain wastes are treated, stored or disposed of) and in certain cases for a 30-year post-closure period. In 1996, Shell Oil confirmed its ability to pay $188 million ($162 million Oil Products, $18 million Chemical Products) for RCRA-related closure, post-closure and liability costs. The calculation of potential exposure in this area was made pursuant to the requirements of applicable federal and state law. Approximately $55 million of this exposure applies to actual closure costs ($44 million Oil Products, $11 million Chemical Products); approximately $125 million ($118 million related to Oil Products, $7 million to Chemical Products) relates to post-closure obligations which extend up to 30 years after closure. It is reasonable to anticipate that all facilities will not incur such closure and post-closure costs at the same time. While the ultimate closure and post-closure costs as required by RCRA cannot be precisely estimated at this time, management does not currently anticipate that they will materially adversely affect Shell Oil's consolidated financial position or operating income in any year.

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

     Shell Oil has received allegations or claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar state statutes that it is involved at 228 sites. Approximately 132 of these sites are alleged to involve Oil Products operations, 66 Chemical Products operations and 30 E&P operations. In a number of instances more than one business is alleged to be involved. As of December 1996, discussions or activities concerning 71 of these sites were active involving Shell Oil, other potentially responsible parties and relevant agencies or claimants; at a number of these sites, matters remain in the early investigation stages. Ninety-four sites were considered inactive, meaning that no discussions or activity were pending or had occurred for more than one year and 63 sites were considered settled. In 1995 Shell Oil reported 220 such sites, 88 of which were active, 81 inactive and 51 settled.

     In 1996, recorded expenses under CERCLA or similar state statutes relating to the 228 sites were approximately $12 million; additionally, approximately $33 million was charged to previously established reserves, primarily for sites related to prior Chemical Products operations. At the Rocky Mountain Arsenal, where Shell Oil is a party to a consent decree concerning required cleanup at that site, Shell Oil has accrued $500 million for its share of the costs of such cleanup. As of December 31, 1996 the balance remaining in such reserve was $213 million, which the Company believes will be adequate to meet its share of the obligations in connection with such site. In 1995 recorded expenses were $3 million; additionally, there were charges to reserves of $45 million for sites related to prior Chemical and Oil Products operations. Included in reserves are costs of cleanup and monitoring and to a much lesser degree administrative costs. All reserves are calculated consistently with Shell Oil's articulated "Accounting Policies -- Environmental Costs," as set forth in Note 1 of the Notes to the Consolidated Financial Statements. At certain third party sites where Shell Oil has only a small dollar exposure, Shell Oil may accept the cleanup cost estimates of the parties managing the site and reserve on that basis; such increases to environmental reserves would be immaterial in the aggregate. The complexities of CERCLA regulations, particularly in relation to joint and several liability and multiple cleanup options, as well as the incomplete factual data at some sites, make it impossible to predict with certainty the total cleanup costs Shell Oil will incur. However, Shell Oil believes the following to be true: at the majority of the above referenced sites, Shell Oil should have responsibility for only a small percentage share of the total cleanup costs (and other viable potentially responsible parties (PRPs) have already been identified to lessen the potential burden of joint and several liability at such sites); the CERCLA sites will be cleaned up over time and not simultaneously; Shell Oil is currently aware of only a small percentage of the active sites where an individually significant financial exposure exists and, basis its current knowledge, Shell Oil has established reserves for such sites reflecting Shell Oil's share of the probable cleanup costs. Shell Oil manages these matters closely to help assure prudent and cost effective cleanup in full compliance with all legal requirements. Changes to reserves are recorded as new information enables Shell Oil to better estimate the cost of cleanup at these sites. Based on the preceding, while operating income may be significantly adversely affected in a particular period, Shell Oil does not currently believe costs related to CERCLA cleanup will materially adversely affect Shell Oil's financial position.

     While certain environmental expenditures are discrete and readily identifiable, others must be reasonably estimated or allocated based on technical and financial judgments as developed over time, affecting comparisons in certain years. All estimates are stated on a before tax basis. Consistent with the preceding, Shell Oil estimates that environmental capital expenditures in 1996 were about $155 million ($108 million Oil Products, $19 million Chemical Products and $28 million Exploration & Production), about $155 million below 1995, due mainly to completion of expenditures to comply with clean fuel requirements, primarily in California. In 1995, total expenditures were $310 million (Oil Products $250 million; Chemical Products $25 million and Exploration & Production $35 million.) Environmental capital expenditures are expected to be about $120 million in 1997 and about $100 million per year over the last two years of the decade, attributable primarily to Clean Air Act regulations relating to control of conventional and toxic emissions. These projections, which are subject to change, are down about $25 million from last year. More cost effective regulations than originally expected are envisioned. Redesign efforts are also contributing to these reduced projections. Risk assessment as a determinant of response action is gaining in importance on both the regulatory and legislative fronts and is leading to more reasoned and cost-effective approaches.

     Shell Oil's operating, maintenance and administrative costs related to environmental protection and remediation of waste disposal sites were approximately $740 million in 1996, including $567 million for Oil Products, $110 million for Chemical Products, and $63 million for Exploration and Production. Total 1995 costs were $850 million; (Oil Products $600 million; Chemical Products $160 million and Exploration & Production $90 million.) These costs do not include amounts expended or reserved for restoration and abandonment of oil and gas properties. Expenses in 1996 were lower than 1995, primarily due to reduced tax assessments under federal environmental laws, operating efficiencies, application of improved cost/risk analysis information, cleanup strategies, and more efficient remediation techniques.

     During the next several years, total environmental expenditures for both capital and operating, maintenance and administrative costs are expected to average about $900 million per year, as Shell Oil complies with requirements under existing laws, as well as with regulations yet to be promulgated or finalized. The federal Clean Air Act and related state laws such as the California air emission standards, the federal Oil Pollution Act, reauthorization of RCRA and CERCLA, underground produced water injection regulations under the Safe Drinking Water Act, and numerous related state and local laws affecting all aspects of the environment are expected to have a pronounced effect on all areas of Shell Oil's operations over the next decade as we and those with whom we do business strive to adapt to such evolving requirements. Shell Oil intends to continue its efforts to implement process redesign and operating efficiencies to comply with these laws in the most efficient and cost-effective manner.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     a.  CERTAIN DOCUMENTS FILED AS PART OF THIS REPORT

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   33
Consolidated Statement of Income and Earnings Reinvested for
  the years 1996, 1995 and 1994.............................   34
Consolidated Balance Sheet at December 31, 1996 and 1995....   35
Consolidated Statement of Cash Flows for the years 1996,
  1995 and 1994.............................................   36
Notes to Consolidated Financial Statements..................   37

     b.  REPORTS ON FORM 8-K

     None.

     c.  EXHIBITS*

        3. (i) Copy of Restated Articles of Incorporation of the Registrant effective December 8, 1986.

          (ii) Copy of By-Laws of the Registrant, as amended through December 8, 1986.

        4. The Registrant will provide to the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders of long-term debt listed in Note 9 of the Notes to Consolidated Financial Statements.

       10. Material Contracts:

          (i) Copy of letter agreement dated December 18, 1996 between the Company and Shell Internationale Research Maatschappij, B.V. continuing for the calendar year 1997 the Agreement for Research Services dated January 1, 1960, as amended.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND
SHAREHOLDER OF SHELL OIL COMPANY

In our opinion, the consolidated financial statements listed in the index appearing under Item 14a on page 32 present fairly, in all material respects, the financial position of Shell Oil Company and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets in 1995 to comply with the provisions of Statement of Financial Accounting Standards No. 121.

PRICE WATERHOUSE LLP
Houston, Texas
February 6, 1997

                       SHELL OIL COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF INCOME AND EARNINGS REINVESTED
                             (Millions of dollars)

                                                                 YEARS ENDED DECEMBER 31
                                                            ---------------------------------
                                                             1996         1995         1994
                                                            -------      -------      -------
REVENUES
     Sales and other operating revenue....................  $32,450      $27,668      $24,789
     Less: Consumer excise and sales taxes................    3,627        3,370        3,163
                                                            -------      -------      -------
                                                             28,823       24,298       21,626
     Equity earnings, interest and other income...........      328          352          (45)
                                                            -------      -------      -------
          Total...........................................   29,151       24,650       21,581
                                                            -------      -------      -------

COSTS AND EXPENSES
     Purchased raw materials and products.................   18,355       14,225       12,447
     Operating expenses...................................    3,773        3,826        4,247
     Selling, general and administrative expenses.........    1,012        1,203        1,148
     Exploration, including exploratory dry holes.........      319          238          335
     Research expenses....................................      136          124          127
     Depreciation, depletion, amortization and
       retirements........................................    2,066        2,303        2,334
     Interest and discount amortization...................      203          216          154
     Operating taxes......................................      452          483          482
                                                            -------      -------      -------
          Total...........................................   26,316       22,618       21,274
                                                            -------      -------      -------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST..........  $ 2,835      $ 2,032      $   307
     Federal and other income taxes.......................      763          468         (221)
     Minority Interest in income of subsidiaries..........       51           44           20
                                                            -------      -------      -------
NET INCOME................................................  $ 2,021      $ 1,520      $   508
                                                            =======      =======      =======

EARNINGS REINVESTED
     Balance at beginning of year.........................  $11,647      $11,527      $12,419
     Net Income...........................................    2,021        1,520          508
     Dividends -- Cash....................................   (1,500)      (1,400)      (1,400)
                                                            -------      -------      -------
       Balance at end of year.............................  $12,168      $11,647      $11,527
                                                            =======      =======      =======

        The accompanying notes are an integral part of these statements.

                       SHELL OIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                (Millions of dollars, except per share amounts)

                                                                AS OF DECEMBER 31
                                                              ---------------------
                                                                1996         1995
                                                              --------     --------
ASSETS
     Current Assets
          Cash and cash equivalents.........................  $   393      $   421
          Receivables and prepayments, less allowance for
           doubtful accounts................................    4,076        3,254
          Owing by related parties..........................      300          161
          Inventories of oils and chemicals.................      631          567
          Inventories of materials and supplies.............      219          234
                                                              -------      -------
               Total Current Assets.........................    5,619        4,637
     Investments, Long-Term Receivables and Deferred
      Charges...............................................    3,098        2,912
     Property, Plant and Equipment at cost, less accumulated
      depreciation, depletion and amortization..............   19,992       19,472
                                                              -------      -------
               Total........................................  $28,709      $27,021
                                                              =======      =======

LIABILITIES AND SHAREHOLDER'S EQUITY
     Current Liabilities
          Accounts payable -- trade.........................  $ 2,568      $ 2,094
          Other payables and accruals.......................    1,505        1,139
          Income, operating and consumer taxes..............      416          808
          Owing to related parties..........................       86           73
          Short-term debt...................................    2,418        1,950
                                                              -------      -------
               Total Current Liabilities....................    6,993        6,064
     Long-Term Debt.........................................      794        1,301
     Deferred Income Taxes..................................    3,229        2,841
     Long-Term Liabilities..................................    2,458        2,213
     Minority Interest......................................      861          749
     Shareholder's Equity
          Common stock -- 1,000 shares of $10 per share par
           value authorized and outstanding.................       --           --
          Capital in excess of par value....................    2,206        2,206
          Earnings reinvested...............................   12,168       11,647
                                                              -------      -------
               Total Shareholder's Equity...................   14,374       13,853
                                                              -------      -------
               Total........................................  $28,709      $27,021
                                                              =======      =======

        The accompanying notes are an integral part of these statements.

                       SHELL OIL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Millions of dollars)

                                                               YEARS ENDED DECEMBER 31
                                                          ----------------------------------
                                                            1996         1995         1994
                                                          --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income.........................................  $ 2,021      $ 1,520      $   508
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation, depletion, amortization and
            retirements.................................    2,066        2,303        2,334
          Dividends in excess of (less than) equity
            income......................................     (115)         (51)         235
          (Increases) decreases in working capital:
               Receivables and prepayments..............     (845)        (441)        (428)
               Inventories..............................      (49)          (8)         121
               Payables and accruals....................      461          403          544
          Deferred income taxes.........................      388         (296)        (617)
          Minority interest in income of subsidiaries...       51           44           20
          Other non-current items.......................      146           (1)         297
                                                          -------      -------      -------
               Net Cash Provided by Operating
                 Activities.............................    4,124        3,473        3,014
                                                          -------      -------      -------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
     Capital expenditures...............................   (3,414)      (2,957)      (2,451)
     Proceeds from property sales and salvage...........      743          202           77
     Other investments and advances.....................      (99)          72          111
                                                          -------      -------      -------
               Net Cash Used for Investing Activities...   (2,770)      (2,683)      (2,263)
                                                          -------      -------      -------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt...........      387          135          119
     Principal payments on long-term debt...............     (293)        (276)        (578)
     Proceeds from sales of redeemable securities
       of subsidiaries..................................      111          190          139
     Contributed capital................................       --           --            1
     Dividends..........................................   (1,500)      (1,400)      (1,400)
     Dividends to minority interests....................      (50)         (37)         (26)
     Increase (decrease) in short-term obligations......      (37)         402          315
                                                          -------      -------      -------
               Net Cash Used for Financing Activities...   (1,382)        (986)      (1,430)
                                                          -------      -------      -------
NET CASH FLOWS
     Decrease in Cash and Cash Equivalents..............  $   (28)     $  (196)     $  (679)
                                                          =======      =======      =======

CASH AND CASH EQUIVALENTS
     Balance at beginning of year.......................  $   421      $   617      $ 1,296
     Decrease in cash and cash equivalents..............      (28)        (196)        (679)
                                                          -------      -------      -------
               Balance at end of year...................  $   393      $   421      $   617
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

     Reclassifications -- Certain 1995 and 1994 amounts have been reclassified to conform with current year presentation.

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

     Total 1995 charges resulting from adoption of the Standard increased depreciation, depletion and amortization expenses by $223 million, and selling, general and administrative expenses by $23 million. The affected assets were primarily oil and gas producing properties.

     During 1996, certain oil and gas producing properties were reclassified as "assets to be disposed of" and, under the provisions of SFAS No. 121, were written down to their estimated net realizable value resulting in a $38 million charge to depreciation, depletion and amortization expenses.

3. INTEREST

     Interest costs were as follows:

                                                             1996          1995          1994
                                                           --------      --------      --------
                                                                  (millions of dollars)
Interest incurred........................................    $203          $216          $154
Interest paid............................................     207           228           161

4. FOREIGN CURRENCY TRANSACTIONS

     The U.S. Dollar is the functional currency for each of Shell Oil's foreign operations. The net after-tax effects of foreign currency transactions were a gain of $3 million in 1996, a loss of $2 million in 1995, and a gain of $8 million in 1994.

5. TRANSACTIONS WITH RELATED PARTIES

     Shell Oil has entered into transactions with related parties including companies affiliated with the Royal Dutch/Shell Group. Such transactions were in the ordinary course of business and included the purchase, sale and transportation of crude oil and natural gas, and petroleum and chemical products. The aggregate amount of such transactions was as follows:

                                                         1996          1995          1994
                                                       --------      --------      --------
                                                              (millions of dollars)
Sales and other operating revenue....................   $2,216        $1,003        $  832
Purchases and transportation.........................    1,260           752           806

     These amounts are commingled with other revenues and costs and the profit thereon is not accurately determinable without effort and expense disproportionate to the relative importance of such amount.

     The Company is also a partner in international joint ventures with affiliates of the Royal Dutch/Shell Group. Such joint ventures are engaged in the exploration for and development and production of crude oil and natural gas. The Company has also entered into arrangements with affiliated companies for the sharing of research services in petroleum technology, chemicals and other fields.

     In 1995, Shell Oil and Tejas Gas Corporation formed a jointly owned gas marketing enterprise, Coral Energy, L.P. (Coral). The partnership markets substantially all of Shell Oil's natural gas production. Shell Oil accounts for its investment in the partnership using the equity method. Shell Oil's sales to Coral in 1996 and 1995 included in the table above were $1,346 million and $175 million, respectively. Shell Oil's purchases from Coral in 1996 and 1995 included in the table above were $622 million and $83 million, respectively.

     Also in 1995, Shell Oil purchased $150 million of debt instruments issued by Deer Park Refining Limited Partnership, an equity investee of the Company.

     Shell Oil supplements its short-term financing with borrowings at market rates and terms from a company affiliated with the Royal Dutch/Shell Group. At December 31, 1996 the total amount borrowed was $800 million. This amount is included in the Commercial notes amount shown in Note 8 of the Notes to Consolidated Financial Statements.

6. INVENTORIES OF OILS AND CHEMICALS

     Inventories are carried predominantly on a LIFO basis which was lower than current cost by $978 million at December 31, 1996, $672 million at December 31, 1995, and $1,011 million at December 31, 1994. Partial liquidations of inventories valued on a LIFO basis improved 1996, 1995 and 1994 net income by $11 million, $167 million and $29 million, respectively.

7. RECEIVABLES AND PREPAYMENTS

     Receivables, prepayments and allowances for doubtful accounts as of December 31, 1996 and 1995 consisted of the following:

                                                                1996            1995
                                                              --------        --------
                                                               (millions of dollars)
Trade receivables...........................................   $2,677          $2,334
Other receivables...........................................    1,049             611
Prepayments.................................................      368             328
                                                               ------          ------
                                                                4,094           3,273
Less: Allowance for Doubtful Accounts
     Balance beginning of year..............................       19              23
          Provision.........................................       15              15
          Net write-offs....................................      (16)            (19)
                                                               ------          ------
     Balance end of year....................................       18              19
                                                               ------          ------
               Total........................................   $4,076          $3,254
                                                               ======          ======

8. SHORT-TERM DEBT

     Debt due within one year from December 31 consisted of the following:

                                                               1996           1995
                                                              -------        -------
                                                              (millions of dollars)
Commercial notes............................................   $1,202         $1,218
Bank loans..................................................       30             50
Industrial Revenue Bonds....................................      713            382
                                                               ------         ------
                                                                1,945          1,650
Current maturities of long-term debt........................      473            300
                                                               ------         ------
               Total........................................   $2,418         $1,950
                                                               ======         ======

     The weighted average interest rate on short-term debt outstanding was 5.42 percent at December 31, 1996 and 5.73 percent at December 31, 1995.

9. LONG-TERM DEBT

     Debt due after one year from December 31 consisted of the following:

                                                               1996           1995
                                                              -------        -------
                                                              (millions of dollars)
Shell Oil Company:
  7 1/4% Debentures Due 2002................................   $   --         $    4
  7.70% Notes Due 1996......................................       --            250
  6% Notes Due 1997.........................................      250            250
  6.95% Notes Due 1998......................................      250            250
  6 5/8% Notes Due 1999.....................................      250            250
  6.70% Notes Due 2002......................................      250            250
7.65% to 8.5% Notes Due 1996................................       --             10
Production Payment..........................................      194            198
Industrial Revenue Bonds....................................        6             16
Other.......................................................       67            123
                                                               ------         ------
                                                                1,267          1,601
Less:  Amounts due within one year..........................      473            300
                                                               ------         ------
               Total........................................   $  794         $1,301
                                                               ======         ======

     Shell Oil had $500 million of unused revolving credit agreements in place as of December 31, 1996, which were available for general corporate purposes, including support of commercial notes. None of the agreements require compensating balances. Under the agreements, interest will be based on rates in effect at the time of borrowing.

     The amounts of long-term debt maturities during each of the next five years are $473 million, $266 million, $262 million, $9 million and $7 million, respectively.

     In previous years, the Company purchased U.S. government securities and deposited them in irrevocable trusts to be used to fund the scheduled principal and interest payments on certain portions of the Company's long-term debt. Such government securities and debt were removed from the balance sheet, and at December 31, 1996, $141 million of such defeased debt remained outstanding.

10. FINANCIAL INSTRUMENTS

  Derivative Financial Instruments

     Shell Oil uses interest rate swaps to minimize its borrowing costs, and derivative commodity instruments to reduce price volatility risks on commodities -- primarily crude oil, natural gas and refined products, as further discussed below. At December 31, 1996, the notional principal amounts of interest rate swaps outstanding were $2,103 million, all of which were classified as for "purposes other than trading" under the provisions of Statement of Financial Accounting Standards No. 119. At December 31, 1996, Shell Oil held commodity derivatives positions having notional amounts of $697 million. Of that amount, $614 million was classified as for "purposes other than trading."

     Interest Rate Swaps. Shell Oil enters into interest rate swaps with the intent of minimizing its borrowing costs. Most of Shell Oil's long-term interest bearing liabilities reflected on its consolidated balance sheet are fixed rate instruments. The Company also has other long-term obligations not reflected on its balance sheet which involve annual fixed rate payments. Shell Oil uses interest rate swaps to modify the interest rate characteristics of these obligations from fixed rates of interest to variable rates of interest, with the ultimate intent of minimizing the interest expense associated with the underlying obligations. All such interest rate swaps require the counterparty to the swap to pay to the Company a fixed rate of interest on "notional" amounts of principal, and for the Company to pay to the counterparty a variable rate of interest on the same amounts of "notional" principal, i.e., "fixed rate to variable rate." In all cases, the Company remains obligated to pay to the holder of the underlying obligation the fixed rate owing.

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

     The terms of the swaps related to the fixed rate bonds and notes issued by the Company, including the mechanism by which the variable interest rate paid by the Company to the counterparty is determined, are indicated in the accompanying Interest Rate Swaps table. During 1996, the net effect of these transactions was that the Company paid 5.38% and received 5.74% effective rates of interest. On the swaps designed to convert on a notional basis the imputed fixed interest component of the other obligations of the Company as shown in the Interest Rate Swaps table to a variable rate, the Company paid 5.36% and received 6.34% effective rates of interest. The combined effect of these transactions, accounted for as described above, was a net pretax decrease in interest expense of $11.4 million and $0.6 million in 1996 and 1995, respectively. As shown in the Fair Value of Financial Instruments table on page 43, the fair value of these interest rate swaps was $6 million and $67 million at year-end 1996 and 1995, respectively. These values were derived from quotes from the counterparties and from a third-party of prices to "buy out" and cancel such swaps. However, assuming no default or other failure by either party to meet contractual requirements, the swaps are noncancellable until the underlying obligation expires. The Company believes that over time variable rate terms are more favorable to the Company than are fixed rates. Therefore, this fair value number has only limited economic significance to the Company until an intention exists to attempt to buy out these swaps.

     Shell Oil bears two different risks under these interest rate swaps. There is a credit risk that payment due to Shell Oil from the counterparty will not be made. In such case, Shell Oil loses any benefit of the swap differential between the fixed rate specified under the terms of the swap and the floating rate. However, the counterparties to these contractual arrangements are major financial institutions. The Company does not anticipate nonperformance by counterparties to these contracts and no material loss would be expected from such nonperformance. Shell Oil also bears the market risk that changes in floating interest rates may result in greater total costs than would have arisen on the fixed rate and other obligations alone.

                                                INTEREST RATE SWAPS
  ----------------------------------------------------------------------------------------------------------------
        "NOTIONAL"
        PRINCIPAL
        (MILLIONS
       OF DOLLARS)                MATURITY                       OBLIGATION                INTEREST RATE MECHANISM
  ----------------------   ----------------------   -------------------------------------  -----------------------
             6                      1997            12% bonds                              Three month LIBOR
            50                      1997            6% bonds                               Three month LIBOR
            50                      1997            6% bonds                               Three month LIBOR
            75                      1997            6% bonds                               Three month LIBOR
            75                      1997            6% bonds                               Three month LIBOR
           125                      1998            6.95% bonds                            Commercial paper based
           125                      1998            6.95% bonds                            Commercial paper based
           235                      1999            Preferred stock (6.1%)*                Commercial paper based
           250                      1999            6.625% bonds                           Commercial paper based
           135                      2000            Production payment (6.45%)*            Commercial paper based
           100                      2001            Fixed coupon preferred stock           Commercial paper based
           250                      2002            6.7% bonds                             Commercial paper based
           195                      2008            Obligation of investee (6.47%)*        Commercial paper based
           163                      2013            Obligation of investee (6.64%)*        Commercial paper based
           185                      2015            Building lease (9.8%)*                 Commercial paper based
            84                      2017            Building lease (8.4%)*                 Commercial paper based

---------------

 *  Imputed interest rate

     Derivative Commodity Instruments. Shell Oil uses derivative instruments in certain instances to reduce price volatility risk on commodities -- primarily crude oil, natural gas and refined products. Generally, Shell Oil's strategy is to hedge its exposure to price variances by locking in prices for future purchases and sales. Shell Oil accounts for such commodity derivatives as hedges. In 1996 Shell Oil executed on a limited basis commodity transactions which were not hedges but were entered into as trading transactions. The Company accounts for such transactions, which are limited to common futures, options and swaps transactions with no leverage or multiplier features, on a mark-to market basis, recognizing gains or losses each business period.

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

     During 1996, Shell Oil had a loss of $2 million in connection with its commodity derivatives. At December 31, 1996, there were open positions covering 13 million barrels of crude oil and refined petroleum products, and 99.2 million MCF of natural gas. Transactions for all but 3.4 million barrels were classified as for "purposes other than trading." The average fair value during 1996 of the positions "held for trading purposes" was $12 million. Positions held for trading purposes generated a net gain of $0.3 million for the year.

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

  Fair Value of Financial Instruments

     At December 31, 1996 and 1995, the estimated fair values, determined primarily by market quotes, of Shell Oil's financial instruments were as follows:

                                                     1996                        1995
                                            ----------------------      ----------------------
                                            CARRYING        FAIR        CARRYING        FAIR
                                             VALUE         VALUE         VALUE         VALUE
                                            --------      --------      --------      --------
                                                          (millions of dollars)
Investments...............................    $448          $448         $  394        $  410
Long-term debt............................     794           803          1,301         1,330
Interest rate swaps.......................      --             6             --            67
Commodity futures/swaps...................      --           212              4            (8)

     As indicated in the table, the fair value of outstanding commodity derivatives at December 31, 1996 was $212 million representing primarily the value of natural gas swaps. Such amount will be essentially offset in 1997 as the Company acquires natural gas to fulfill supply obligations.

     The reported amounts of financial instruments such as cash equivalents, marketable securities, accounts and notes receivable/payable and short-term debt approximate fair value because of their short maturities.

11. TAXES

     Operating and income taxes incurred by Shell Oil were as follows:

                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                   (millions of dollars)
OPERATING TAXES
     Real and personal property............................    $166        $ 177        $ 170
     Sales and use.........................................     105          138          144
     Oil and gas production................................      65           52           53
     Payroll...............................................      75           81           77
     Franchise.............................................      33           29           31
     Import and export duties..............................       2            2            3
     Other.................................................       6            4            4
                                                               ----        -----        -----
               TOTAL.......................................    $452        $ 483        $ 482
                                                               ====        =====        =====
FEDERAL AND OTHER INCOME TAXES
     Current
          U.S. federal.....................................    $295        $ 667        $ 327
          Foreign..........................................      88           76           34
          State and local..................................      51           35           35
                                                               ----        -----        -----
                                                                434          778          396
     Deferred
          U.S. federal.....................................     316         (332)        (622)
          State and other..................................      13           22            5
                                                               ----        -----        -----
                                                                329         (310)        (617)
                                                               ----        -----        -----
               TOTAL.......................................    $763        $ 468        $(221)
                                                               ====        =====        =====

     Deferred income taxes are provided for the temporary differences between the tax basis of Shell Oil's assets and liabilities and the amounts reported in the financial statements. Significant components of deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:

                                                                1996           1995
                                                              --------       --------
                                                               (millions of dollars)
Deferred tax liabilities:
     Items associated with capitalized costs and
       write-offs...........................................   $3,830         $3,431
     Other..................................................      404            424
                                                               ------         ------
          Total deferred tax liabilities....................   $4,234         $3,855
                                                               ======         ======
Deferred tax assets:
     Other postretirement obligations.......................   $  323         $  328
     Environmental and other reserves.......................      393            391
     Loss carryforwards.....................................      140            123
     Other..................................................      454            315
                                                               ------         ------
          Total deferred tax assets.........................   $1,310         $1,157
Valuation allowance.........................................       88             --
                                                               ------         ------
Net deferred tax assets.....................................   $1,222         $1,157
                                                               ------         ------
Net deferred tax liabilities................................   $3,012         $2,698
                                                               ------         ------

     Receivables and prepayments included $217 million and $143 million of net current deferred tax assets as of December 31, 1996 and 1995, respectively.

     Total income taxes paid in the years 1996, 1995 and 1994 were $579 million, $648 million and $264 million, respectively. Total income tax expense for the years 1996, 1995 and 1994 was equivalent to effective tax rates of 26.9, 23.0, and (72.0) percent, respectively, on earnings before income taxes and minority interest of $2,835 million, $2,032 million and $307 million, respectively. Reconciliation to the expected tax at the U.S. statutory rate (35 percent) is as follows:

                                                              1996         1995         1994
                                                            --------     --------     --------
                                                                  (millions of dollars)
Expected tax at U.S. statutory rate.......................   $ 992        $ 711        $ 107
State and foreign tax.....................................      21           47           34
Prior year adjustment.....................................    (151)         (57)        (282)
Tax credits...............................................     (96)         (65)         (66)
Benefit of tax losses.....................................      --         (150)          (8)
Other.....................................................      (3)         (18)          (6)
                                                             -----        -----        -----
               TOTAL......................................   $ 763        $ 468        $(221)
                                                             =====        =====        =====

     Shell Oil has tax loss carryforwards of $401 million expiring as follows:
1997 ($3 million); 1998 ($7 million); 1999 ($316 million); 2000 ($4 million);
2008 ($20 million); and 2011 ($51 million).

     Shell Oil Company is included in the consolidated federal income tax return of its parent, Shell Petroleum Inc. (SPI). Federal income tax amounts are allocated among members of the consolidated tax group based on separate return calculations. Federal income tax balances owing to SPI at December 31, 1996 and 1995 were nil and $4 million, respectively.

12. INVESTMENTS

     The equity method of accounting is used for investments in certain partnerships and for investments in companies in which Shell Oil has a voting stock interest between 20 and 50 percent. Such investments include: Saudi Petrochemical Company, a petrochemical company in Saudi Arabia; Shell Exploration and Production Holdings, B.V.*, a Dutch holding company with oil and gas producing operations in the Danish

North Sea; Deer Park Refining Limited Partnership, a domestic refining operation; Coral Energy, L.P., a domestic gas marketing company; and investments in several pipelines.

     Aggregate investment in these affiliates at December 31, 1996, 1995 and 1994 was $1,402 million, $1,162 million and $1,131 million, respectively; dividends received on these investments in 1996, 1995 and 1994 were $78 million, $111 million and $91 million, respectively. Undistributed earnings of these equity affiliates included in Shell Oils retained earnings were $132 million at December 31, 1996.

     Summarized financial information for these investments and Shell Oil's equity share thereof is as follow:

                                                1996                    1995                    1994
                                         -------------------     -------------------     -------------------
                                                     EQUITY                  EQUITY                  EQUITY
                                          TOTAL      SHARE        TOTAL      SHARE        TOTAL      SHARE
                                         --------   --------     --------   --------     --------   --------
                                                                (millions of dollars)
COMPANIES ACCOUNTED FOR ON AN
  EQUITY BASIS
     Current assets....................   $1,272     $  647       $1,043     $  508       $  772     $  267
     Noncurrent assets.................    6,256      2,948        5,402      2,520        5,649      2,243
     Current liabilities...............    1,259        641        1,265        608        1,136        486
     Noncurrent liabilities............    3,439      1,593        3,064      1,399        2,594      1,068
     Deferred income taxes.............      438        160          252         84          241         60
     Revenues..........................    5,304      2,885        3,452      1,281        3,469      1,075
     Net income........................      452        212          595        171          402        119**

------------
 * At December 31, 1996, the unamortized excess of Shell Oil's investment in this Dutch affiliate over its equity in the underlying net assets of the affiliate approximated $206 million.

** Does not include a loss of $232 million on the 1994 sale of Shell Oil's interest in Zeigler Coal Holding Company which was included in Equity earnings, interest and other income on the Consolidated Statement of Income.

13.  PROPERTY, PLANT AND EQUIPMENT

     Investments in property, plant and equipment, including capitalized lease assets, were as follows:

                                                               INVESTMENT
                                   -------------------------------------------------------------------
                                          DECEMBER 31, 1996                  DECEMBER 31, 1995
                                   --------------------------------   --------------------------------
                                     COST      RESERVE*      NET        COST      RESERVE*      NET
                                   --------    --------    --------   --------    --------    --------
                                                          (millions of dollars)
PROPERTY, PLANT AND EQUIPMENT
     Exploration and Production
       Oil and gas...............  $24,576     $14,171     $10,405    $23,893     $13,623     $10,270
       Other energy..............       93           9          84        145          89          56
     Oil and Chemical
       manufacturing
       facilities................   11,019       4,936       6,083     10,430       4,597       5,833
     Marketing facilities........    3,255         819       2,436      3,082         749       2,333
     Transportation facilities...    1,194         586         608      1,176         587         589
     Other.......................      918         542         376        939         548         391
                                   -------     -------     -------    -------     -------     -------
               TOTAL.............  $41,055     $21,063     $19,992    $39,665     $20,193     $19,472
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

     The health care plans for retired employees and their dependents are unfunded defined benefit plans. The benefit is defined as the Company's contributions to such plans. Annually, retirees are advised of the amount of the Company's monthly contribution to the plans for the following year and the monthly amount such retirees must pay for the particular coverage desired. Coverage under the plans is arranged through insurance companies. The Company's portion of premium payments was $40 million in 1996, $41 million in 1995 and $47 million in 1994.

     The assumed annual health care cost trend rate used in measuring the accumulated postretirement benefit obligation (APBO) was 8.5% in 1996, 7.5% in 1997, and gradually declines to 5% by the year 2002, remaining at that level thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the APBO by approximately $103 million and the aggregate of the 1996 service cost and interest cost components of expense by $11 million. The APBO as of December 31, 1996 and 1995 was based on discount rates of 7.5% and 7%, respectively. Unrecognized net gains or losses in excess of 10% of the APBO (corridor) are amortized over three years.

     Net postretirement benefits cost consisted of the following:

                                                                1996         1995
                                                              --------     --------
                                                              (millions of dollars)
Service cost for benefits earned............................    $ 18         $  9
Interest cost on the APBO...................................      54           63
Net amortization and deferral...............................     (29)         (60)
                                                                ----         ----
       TOTAL................................................    $ 43         $ 12
                                                                ====         ====

     The postretirement benefits plan status at December 31 was as follows:

                                                                1996         1995
                                                              --------     --------
                                                              (millions of dollars)
Accumulated postretirement benefit obligation
  Retirees..................................................    $437         $575
  Fully eligible active plan participants...................      53           42
  Other active plan participants............................     286          333
                                                                ----         ----
       TOTAL................................................    $776         $950
Unrecognized gain from past experience different from that
  assumed and from changes in assumptions...................     175            4
Prior service gain not yet recognized in net periodic
  postretirement benefit cost...............................      17           13
                                                                ----         ----
       ACCRUED POSTRETIREMENT BENEFIT COST..................    $968         $967
                                                                ====         ====

15. PENSION PLANS AND PROVIDENT FUND

     The Shell Pension Plan covers employees of the Company and certain subsidiaries. Benefits are based on years of service and the employee's average final compensation. Company contributions to the Shell Pension Trust are based on the projected unit credit actuarial method using rates determined to be reasonable by an independent actuary. The methodology meets the requirements of the Employee Retirement Income Security Act. There were no contributions to the Shell Pension Trust in 1996 and 1995 due to the full-funding limitation of the applicable tax law.

     The plan's funded status at December 31 was as follows:

                                                               1996           1995
                                                              -------        -------
                                                              (millions of dollars)
Actuarial present value:
  Accumulated benefit obligation including vested benefits
     of $3,748 and $3,820 for 1996 and 1995, respectively...   $4,079         $4,153
                                                               ------         ------
  Projected benefit obligation..............................   $4,648         $4,786
Plan assets at fair value, primarily common stocks and fixed
  income investments........................................    5,278          4,792
                                                               ------         ------
Plan assets in excess of projected benefit obligation.......   $  630         $    6
Remaining unrecognized net asset existing at date of initial
  application of SFAS No. 87................................      (30)           (42)
Unrecognized net (gain)/loss from past experience different
  from that assumed and effects of changes in assumptions...     (159)           483
Prior service cost not yet recognized in net periodic
  pension
  cost......................................................      171            190
                                                               ------         ------
          NET PREPAID PENSION EXPENSE.......................   $  612         $  637
                                                               ======         ======

     Shell Oil also has a Benefit Restoration Plan and a Senior Staff Plan. The Benefit Restoration Plan generally provides for payments of amounts in excess of limits imposed by federal tax law on benefit payments under the Shell Pension Plan. The Senior Staff Plan provides for defined monthly supplemental pension payments to members of the senior staff (consisting of certain officers and other high-ranking employees). Both of these plans are unfunded. The accumulated benefit obligation for these plans totaled $253 million and $259 million at December 31, 1996 and 1995, respectively. The projected benefit obligation for these plans totaled $284 million and $302 million at December 31, 1996 and 1995, respectively. Of the 1996 projected benefit obligation amount, $165 million will be expensed in the future and $119 million of unfunded accrued pension cost is included in liabilities on the Consolidated Balance Sheet. The estimated additional minimum pension liability recorded at December 31, 1996 and 1995 was $155 million and $93 million, respectively.

     The components of net pension expense for the Shell Pension Plan, Benefit Restoration Plan and Senior Staff Plan were:

                                                             1996     1995     1994
                                                             -----    -----    -----
                                                              (millions of dollars)
Service cost -- benefits earned during the period..........  $ 114    $  79    $ 104
Interest cost on projected benefit obligation..............    345      336      315
Actual return on plan assets*..............................   (783)    (912)      25
Net amortization and deferral*.............................    389      515     (435)
                                                             -----    -----    -----
       NET PENSION EXPENSE.................................  $  65    $  18    $   9
                                                             =====    =====    =====

------------

* Estimated long-term rates of return on plan assets of 9.5 percent in 1996 and 1995, and 10 percent in 1994 were used in determining pension expense for the period. The difference between actual return and estimated return is included in Net amortization and deferral.

     Current year pension expense is based on measurements of the projected benefit obligation and the market-related value of plan assets as of the end of the previous year. The projected benefit obligation as of December 31, 1996 and 1995 was based on discount rates of 7.5 percent and 7 percent, respectively, and an average long-term rate of compensation growth of 5 percent for 1996 and 1995.

     The Shell Provident Fund covers employees of the Company and certain subsidiaries after stated periods of service, and provides for contributions by the employing company based on a stated percentage of the employees' salaries and wages. Employees may also contribute amounts up to a stated percentage.

     Total costs of these plans were as follows:

                                                              1996     1995     1994
                                                              -----    -----    -----
                                                               (millions of dollars)
Pension plans...............................................   $ 65     $ 18     $  9
Provident Fund..............................................    100      101       95
                                                               ----     ----     ----
       TOTAL................................................   $165     $119     $104
                                                               ====     ====     ====

     In addition, several subsidiary companies have separate pension plans using actuarial rates and assumptions determined to be appropriate to those companies. Such plans are not material and were excluded from the above disclosures.

16. CONTINGENCIES AND OTHER MATTERS

     Shell Oil is subject to a number of possible loss contingencies. These include actions based upon environmental laws involving present and past operating and waste disposal locations and related private claims, contract and product liability actions and federal, state and private actions challenging the correctness of oil and gas royalty calculations. In addition, federal, state and local income, property and excise tax returns are being examined and certain interpretations by Shell Oil of complex tax statutes, regulations and practices are being challenged.

     Since 1984, the Company has been named with others as a defendant in numerous product liability cases, including class actions, involving the failure of residential plumbing systems in the United States constructed with polybutylene plastic pipe. The Company has also been sued regarding failures in polybutylene pipe connecting users with utility water lines and polybutylene pipe used in municipal water distribution systems. The plaintiffs in the litigation claim property damages and in some cases fraud and intentional misrepresentation seeking punitive damages. The Company manufactured the resin used to make the pipe in these systems. Two other substantial manufacturers made the resins for the polyacetal insert fittings used in many of the residential plumbing systems (the fittings' co-defendants) and are also defendants in these cases. The Company's position and most of the judgments to date have confirmed that most of the leaks have occurred in residential plumbing systems due to failure of the polyacetal insert fittings. Shell and the fittings co-defendants have agreed on a mechanism to fund the payment of most of the residential plumbing claims as the result of two class action settlements (the "class action settlement"); a small percentage of opt-outs must assert their claims outside the class. The class action settlement provides for the creation of an entity to receive and handle claims and for a $950 million fund to pay such claims, which claims may be made over a period of up to 14 years, depending on various factors. If the settlement funds are exhausted, additional funds may be provided by the defendants, or claimants who have not received their full benefits under the class action settlements may seek their remedy in a new court proceeding at that time. One fittings co-defendant has agreed to fund 10% of all acetal fittings costs related to the class action settlement; the Company and the other fittings co-defendant have agreed to arbitration to determine how the remaining acetyl fittings portion of the costs will be shared between them. Additionally, in matters outside the residential plumbing litigation and class action settlement, claims involving problems with polybutylene pipe used in municipal water distribution systems have increased during the past two years. The Company will continue to defend these matters vigorously but it cannot currently predict when or how polybutylene related matters will finally be resolved.

     In December 1993, a Los Angeles Superior Court jury, in two consolidated lawsuits against the Company and its subsidiary involving the condition of the Dominguez oil field, returned a verdict for the plaintiffs in the amount of $46.9 million compensatory damages and $173 million punitive damages. Plaintiffs alleged they were defrauded, that the oil and gas lease was breached, and that soil contamination on the property constitutes a continuing trespass. Final resolution through the appeals process could take several years. The Company and its subsidiary believe the verdict was wrong and expect ultimately to prevail in the litigation.

     The Company is a party to litigation regarding Nemagon(R), an agricultural chemical containing DBCP manufactured and sold by it from 1955 to 1978. Cases have been filed against the Company, other substantial manufacturers and suppliers of DBCP and banana growers alleging that the plaintiffs suffer fertility problems arising from exposure to DBCP while working on banana plantations outside the United States. The Company is contesting whether any injury has in fact been incurred by plaintiffs, whether DBCP was in fact the cause of any such injury as may exist, and in any case if the Company was a supplier or otherwise has liability in connection with any such injury.

     The Company's assessment of these matters is continuing. Future provisions may be required as administrative and judicial proceedings progress and the scope and nature of remediation programs and related costs estimates are clarified. However, while periodic results may be significantly affected by costs in excess of provisions related to one or more of these proceedings, based upon developments to date, the management of the Company anticipates that it will be able to meet related obligations without a material adverse effect on its financial position.

17. COMMITMENTS

     Shell Oil conducts a portion of its operations using leased facilities, including service stations, barges, tankers and drilling rigs. Future minimum payments under operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1996:

                                                               OPERATING
                                                                LEASES
                                                               ---------
                                                               (millions
                                                                  of
                                                               dollars)
1997........................................................    $  349
1998........................................................       269
1999........................................................       219
2000........................................................       166
2001........................................................       103
Thereafter..................................................       707
                                                                ------
          Total minimum lease payments......................    $1,813
                                                                ======

     The composition of total rental expense for all operating leases, except those with terms of a month or less that were not renewed, was as follows:

                                                              1996          1995          1994
                                                            --------      --------      --------
                                                                   (millions of dollars)
Minimum rentals...........................................    $345          $381          $369
Contingent rentals
  (Generally based on sales volumes)......................       2             2             2
Less: sublease rentals....................................     (36)          (41)          (38)
                                                              ----          ----          ----
          Total...........................................    $311          $342          $333
                                                              ====          ====          ====

     Under long-term agreements with an offshore port and certain pipeline companies in which stock interests are held, Shell Oil may be required to advance funds against future transportation charges in the event such companies are unable to meet their financial obligations. Also, at December 31, 1996, Shell Oil had commitments related to agreements for the future purchase of materials and services, and for the acquisition and construction of facilities, all made in the normal course of business. Additionally, at December 31, 1996, Shell Oil had guaranteed $156 million of debt and other obligations of others. All such commitments and guarantees are expected to be fulfilled with no adverse consequences material to Shell Oil's operations or financial condition.

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

          Oil and Gas Exploration and Production explores for and develops and produces crude oil, natural gas and natural gas liquids primarily in the continental United States and the offshore Gulf of Mexico. This segment is also engaged on a limited and selective basis in exploration and production activities outside the United States, including ventures with companies of the Royal Dutch/Shell Group of Companies.

          Oil Products transports, refines and markets crude oil and petroleum products principally in the United States. This segment is oriented toward light fuel products; accordingly, refineries are designed to produce large quantities of motor gasoline and other light fuels. The Company is a leading marketer of gasoline in the United States and an important supplier of aviation fuel, lubricants and asphalt. In 1996, Shell Oil's own net produced crude oil and natural gas liquids was equivalent to about 57 percent of its intakes into its crude oil distillation units. The Company further supplements its own crude oil production to meet its refinery requirements by the purchase of crude oil from both domestic and international sources. During 1996, 34 percent of the Company's net crude oil supply came from sources outside the United States; approximately 25 percent was purchased from government oil companies in seven foreign countries and 9 percent was purchased from other international sources including companies affiliated with the Royal Dutch/Shell Group of Companies.

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

     Operating segments information for the years 1996, 1995 and 1994 is presented below. Income taxes are allocated to segments on the basis of contributions to taxable income reduced by applicable tax credits. Shell Oil's activity outside the United States has not reached a level warranting separate reporting.

                                                OIL AND GAS
                                              EXPLORATION AND      OIL      CHEMICAL
                                                PRODUCTION       PRODUCTS   PRODUCTS   OTHER     TOTAL
                                              ---------------    --------   --------   ------   --------
                                                                (millions of dollars)

1996 SUMMARY STATEMENT OF INCOME
     Sales and other operating revenue......         $ 3,010     $21,465    $ 4,305    $   44   $28,824
     Other revenue..........................              55          17          8         2        82
     Intersegment transfers.................           3,123       1,265        213        --        --
                                                     -------     -------    -------    ------   -------
               TOTAL REVENUE................           6,188      22,747      4,526        46    28,906(1)
     Costs and operating expenses...........           2,943      21,746      3,958        61    24,107(1)
     Depreciation, amortization, etc........           1,375         391        271        23     2,060
                                                     -------     -------    -------    ------   -------
               OPERATING PROFIT (LOSS)......           1,870         610        297       (38)    2,739
     Corporate expense--allocated...........              39          36         23        (2)       96
     Income tax expense
       (benefit)--allocated.................             559         196         78        (9)      824
     Minority interest......................              44           5         --         2        51
     Equity in net (income) loss of
       others...............................            (123)        (13)       (57)       --      (193)
                                                     -------     -------    -------    ------   -------
               INCOME (LOSS) FROM ONGOING
                 OPERATIONS.................           1,351         386        253       (29)    1,961
     Other charges(4).......................               2           3         10        --        15
                                                     -------     -------    -------    ------   -------
               SEGMENT NET INCOME (LOSS)....         $ 1,349     $   383    $   243    $  (29)  $ 1,946
     Nonallocated amounts...................                                                    $   (75)
                                                                                                -------
               NET INCOME...................                                                    $ 2,021
                                                                                                =======
1996 CAPITAL EXPENDITURES...................         $ 2,053     $   726    $   582    $   49   $ 3,414(2)
IDENTIFIABLE ASSETS DECEMBER 31, 1996.......         $12,557     $ 9,326    $ 5,089    $  226   $28,709(3)

1995 SUMMARY STATEMENT OF INCOME
     Sales and other operating revenue......         $ 1,764     $17,375    $ 4,841    $  318   $24,298
     Other revenue..........................              90          11         15         5       121
     Intersegment transfers.................           2,659         969        152        --        --
                                                     -------     -------    -------    ------   -------
               TOTAL REVENUE................           4,513      18,355      5,008       323    24,419(1)
     Costs and operating expenses...........           2,293      17,212      3,778       353    19,856(1)
     Depreciation, amortization, etc........           1,533         365        273       132     2,303
                                                     -------     -------    -------    ------   -------
               OPERATING PROFIT (LOSS)......             687         778        957      (162)    2,260
     Corporate expense--allocated...........              40          34         17        --        91
     Income tax expense
       (benefit)--allocated.................              66         232        371       (86)      583
     Minority interest......................              42          --         --         2        44
     Equity in net (income) loss of
       others...............................             (83)         55       (135)       --      (163)
                                                     -------     -------    -------    ------   -------
               INCOME (LOSS) FROM ONGOING
                 OPERATIONS.................             622         457        704       (78)    1,705
     Other charges (credits)(4).............               1         (17)        10        --        (6)
                                                     -------     -------    -------    ------   -------
               SEGMENT NET INCOME (LOSS)....         $   621     $   474    $   694    $  (78)  $ 1,711
                                                                                                -------
     Nonallocated amounts...................                                                    $   191
               NET INCOME...................                                                    $ 1,520
                                                                                                =======
1995 CAPITAL EXPENDITURES...................         $ 1,395     $ 1,065    $   422    $   13   $ 2,957(2)
IDENTIFIABLE ASSETS DECEMBER 31, 1995.......         $11,976     $ 8,763    $ 4,836    $  254   $27,021(3)

                                             (Table continued on following page)

                                                OIL AND GAS
                                              EXPLORATION AND      OIL      CHEMICAL
                                                PRODUCTION       PRODUCTS   PRODUCTS   OTHER     TOTAL
                                              ---------------    --------   --------   ------   --------
1994 SUMMARY STATEMENT OF INCOME
     Sales and other operating revenue......         $ 1,490     $15,733    $ 4,075    $  325   $21,623
     Other revenue..........................              33          14         12         2        61
     Intersegment transfers.................           2,257         851        158        --        --
                                                     -------     -------    -------    ------   -------
               TOTAL REVENUE................           3,780      16,598      4,245       327    21,684(1)
     Costs and operating expenses...........           2,163      15,559      3,654       350    18,460(1)
     Depreciation, amortization, etc........           1,605         341        288        90     2,324
                                                     -------     -------    -------    ------   -------
               OPERATING PROFIT (LOSS)......              12         698        303      (113)      900
     Corporate expense--allocated...........              39          29         16        --        84
     Income tax expense
       (benefit)--allocated.................            (210)        218         98      (125)      (19)
     Minority interest......................              20          --         --        --        20
     Equity in net (income) loss of
       others...............................             (96)         24        (34)      247       141
                                                     -------     -------    -------    ------   -------
               INCOME (LOSS) FROM ONGOING
                 OPERATIONS.................             259         427        223      (235)      674
     Other charges(4).......................               2          54         62        --       118
                                                     -------     -------    -------    ------   -------
               SEGMENT NET INCOME (LOSS)....         $   257     $   373    $   161    $ (235)  $   556
     Nonallocated amounts...................                                                         48
                                                                                                -------
               NET INCOME...................                                                    $   508
                                                                                                =======
1994 CAPITAL EXPENDITURES...................         $   952     $ 1,087    $   343    $    8   $ 2,451(2)
IDENTIFIABLE ASSETS DECEMBER 31, 1994.......         $12,217     $ 7,892    $ 4,520    $  409   $26,379(3)

------------

(1) After elimination of intersegment transfers of $4,601 million in 1996, $3,780 million in 1995 and $3,266 million in 1994, which are based on estimated market-related values.

(2) Includes non-segment capital expenditures of $4 million in 1996, $62 million in 1995, and $61 million in 1994.

(3) Includes non-segment assets of $1,511 million in 1996, $1,192 million in 1995 and $1,341 million in 1994.

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

                                                                  1996        1995        1994
                                                                --------    --------    --------
                                                                     (millions of dollars)
SHELL PIPE LINE CORPORATION
     Current assets.........................................      $141        $154        $161
     Noncurrent assets......................................       739         524         356
     Current liabilities....................................       140          89          61
     Noncurrent liabilities.................................        79          73          70
     Revenue................................................       370         322         281
     Operating income.......................................       184         167         128
     Net income.............................................       144         130         101

20. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

                                                    1996                                        1995
                                  -----------------------------------------   -----------------------------------------
                                   FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND     THIRD      FOURTH
                                  --------   --------   --------   --------   --------   --------   --------   --------
                                                                  (millions of dollars)
     Sales and other operating
       revenue..................   $6,306     $7,095     $7,196     $8,226     $5,548     $6,289     $5,975     $6,487
     Revenues, less purchased
       raw materials and
       products, and operating
       expenses.................    1,576      1,772      1,750      1,923      1,448      1,665      1,768      1,716
     Income before income taxes
       and minority interest....      577        669        797        792        561        626        644        200
     Net income.................   $  483     $  461     $  504     $  573     $  340     $  385     $  414     $  380

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 1997.

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

                            ------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 7, 1997 by the following persons on behalf of the Registrant in the capacities indicated.

                      SIGNATURE                                        TITLE
                      ---------                                        -----

                /s/ PHILIP J. CARROLL                         President and Director
-----------------------------------------------------      (Principal Executive Officer)
                 (Philip J. Carroll)

                    /s/ D. GARDY                              Vice President Finance
-----------------------------------------------------      (Principal Financial Officer)
                     (D. Gardy)

                  /s/ N. J. CARUSO                        Controller and General Auditor
-----------------------------------------------------     (Principal Accounting Officer)
                   (N. J. Caruso)

               /s/ JOSEPH E. ANTONINI                                Director
-----------------------------------------------------
                (Joseph E. Antonini)

                                                                     Director
-----------------------------------------------------
                  (Rand V. Araskog)

                                             (Signatures continued on next page)

(Signatures continued from preceding page)

                      SIGNATURE                                        TITLE
                      ---------                                        -----

                /s/ ROBERT F. DANIELL                                Director
-----------------------------------------------------
                 (Robert F. Daniell)

              /s/ C. A. J. HERKSTROTER                               Director
-----------------------------------------------------
               (C. A. J. Herkstroter)

                                                                     Director
-----------------------------------------------------
                 (John S. Jennings)

                 /s/ JACK E. LITTLE                                  Director
-----------------------------------------------------
                  (Jack E. Little)

                /s/ VILMA S. MARTINEZ                                Director
-----------------------------------------------------
                 (Vilma S. Martinez)

                /s/ HAROLD A. POLING                             Emeritus Director
-----------------------------------------------------
                 (Harold A. Poling)

               /s/ GORDON R. SULLIVAN                                Director
-----------------------------------------------------
                (Gordon R. Sullivan)
                                                                     Director
-----------------------------------------------------
                 (John F. Woodhouse)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.     DESCRIPTION                                                  PAGE NO.
-------   -----------                                                  --------
   3      Articles of Incorporation and By-Laws
          (i)  Copy of Restated Articles of Incorporation of the
               Registrant.............................................    57
          (ii)  Copy of By-Laws of the Registrant, as Amended.........    65
  10      Material Contracts:
          (i)  Letter Agreement between Registrant and Shell
          Internationale Research Maatschappij B. V...................    77
          (ii)  Agreement for Research Services.......................     *
  21      Subsidiaries of the Registrant..............................    78
  23      Consent of Independent Accountants..........................    79
  24      Powers of Attorney..........................................    54
  27      Financial Data Schedule.....................................

------------

 * Incorporated by reference; see Item 14c, page 32.