Form 10-Q
period 1997-03-31
SHELL OIL CO
filed 1997-05-01
CIK 89629

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

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

The number of shares of Common Stock, $10.00 par value, outstanding as of April 30, 1997 - 1,000 shares.

                          ---------------------------

                        OMISSION OF CERTAIN INFORMATION

In accordance with General Instruction H of Form 10-Q, the registrant is omitting Part II, Items 2, 3, and 4 because:
(1) Royal Dutch Petroleum Company, a Netherlands company, and the "Shell" Transport and Trading Company, p.l.c, an English company, each of which is a reporting company under the Securities Exchange Act of 1934 that has filed all material required to be filed by it pursuant to Section 13, 14, or 15(d) thereof, own directly or indirectly 60 percent and 40 percent, respectively, of the shares of the companies of the Royal Dutch/Shell Group of Companies, including all the equity securities of the registrant; and (2) during the preceding thirty-six calendar months and any subsequent period of days, there has not been any material default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within thirty days with respect to any indebtedness of the registrant or its subsidiaries, and there has not been any material default in the payment by the registrant or its subsidiaries of rentals under material long-term leases.

================================================================================

                         PART I. FINANCIAL INFORMATION

                       SHELL OIL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                              Millions of Dollars

                                                                           FIRST QUARTER
                                                                     -------------------------
                                                                      1997               1996
                                                                     ------             ------
REVENUES
    Sales and other operating revenue   . . . . . . . . . . .        $8,393             $7,149
    Less:  Consumer excise and sales taxes  . . . . . . . . .           916                843
                                                                     ------             ------
                                                                      7,477              6,306
    Equity earnings, interest and other income  . . . . . . .           155                 63
                                                                     ------             ------
             TOTAL  . . . . . . . . . . . . . . . . . . . . .         7,632              6,369

COSTS AND EXPENSES
    Purchased Raw Materials and Products  . . . . . . . . . .         5,128              4,125
    Operating Expenses  . . . . . . . . . . . . . . . . . . .           734                668
    Selling, general and administrative expenses  . . . . . .           214                238
    Exploration, including exploratory dry holes  . . . . . .            78                 49
    Research expenses   . . . . . . . . . . . . . . . . . . .            36                 31
    Depreciation, depletion, amortization and retirements   .           499                503
    Interest and discount amortization  . . . . . . . . . . .            45                 47
    Operating taxes   . . . . . . . . . . . . . . . . . . . .           113                131
                                                                     ------             ------
             TOTAL  . . . . . . . . . . . . . . . . . . . . .         6,847              5,792

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST  . . . . . .           785                577

    Federal and Other Income Taxes  . . . . . . . . . . . . .           253                 84
    Minority interest in income of subsidiaries   . . . . . .            15                 10
                                                                     ------             ------

NET INCOME    . . . . . . . . . . . . . . . . . . . . . . . .        $  517             $  483
                                                                     ======             ======


Note: Certain 1996 amounts have been reclassified to conform with current year presentation.

                           --------------------------

                         OPERATING SEGMENTS INFORMATION
                              Millions of Dollars

                                                                          FIRST QUARTER
                                                                     ----------------------
                                                                      1997            1996
                                                                     ------          ------
SEGMENT NET INCOME (net of minority interest)
    Oil and Gas Exploration and Production  . . . . . . . . .        $  453          $  314
    Oil Products  . . . . . . . . . . . . . . . . . . . . . .            11              71
    Chemical Products   . . . . . . . . . . . . . . . . . . .           106              86
    Other . . . . . . . . . . . . . . . . . . . . . . . . . .             1              (2)
Corporate Items . . . . . . . . . . . . . . . . . . . . . . .           (54)             14
                                                                     ------          ------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . .        $  517          $  483
                                                                     ======          ======

                       SHELL OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              Millions of Dollars


                                                                                MARCH 31         DECEMBER 31
                                                                                  1997              1996
                                                                                --------         -----------
ASSETS
CURRENT ASSETS
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . .          $   639           $   393
    Receivables and prepayments, less allowance for
         doubtful accounts  . . . . . . . . . . . . . . . . . . . . . .            3,842             4,376
    Inventories of oils and chemicals   . . . . . . . . . . . . . . . .              901               631
    Inventories of materials and supplies   . . . . . . . . . . . . . .              217               219
                                                                                 -------           -------
             TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . .            5,599             5,619
INVESTMENTS, LONG-TERM RECEIVABLES AND
    DEFERRED CHARGES  . . . . . . . . . . . . . . . . . . . . . . . . .            4,973             3,098
PROPERTY, PLANT AND EQUIPMENT AT COST, LESS
    ACCUMULATED DEPRECIATION, DEPLETION AND
    AMORTIZATION OF $ 20,592 AT MARCH 31, 1997
    AND $21,063 AT DECEMBER 31, 1996  . . . . . . . . . . . . . . . . .           18,426            19,992
                                                                                 -------           -------
             TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . .          $28,998           $28,709
                                                                                 =======           =======



LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
    Accounts payable - trade  . . . . . . . . . . . . . . . . . . . . .          $ 2,168           $ 2,568
    Other payables and accruals   . . . . . . . . . . . . . . . . . . .            1,443             1,591
    Income, operating and consumer taxes  . . . . . . . . . . . . . . .              484               416
    Short-term debt   . . . . . . . . . . . . . . . . . . . . . . . . .            3,048             2,418
                                                                                 -------           -------
            TOTAL CURRENT LIABILITIES   . . . . . . . . . . . . . . . .            7,143             6,993
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              808               794
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . .            3,314             3,229
LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .            2,378             2,458
MINORITY INTEREST   . . . . . . . . . . . . . . . . . . . . . . . . . .              864               861
SHAREHOLDER'S EQUITY
    Common stock - 1,000 shares of $10 per share
          par value . . . . . . . . . . . . . . . . . . . . . . . . . .               --                --
    Capital in excess of par value  . . . . . . . . . . . . . . . . . .            2,206             2,206
    Earnings reinvested   . . . . . . . . . . . . . . . . . . . . . . .           12,285            12,168
                                                                                 -------           -------
            TOTAL SHAREHOLDER'S EQUITY  . . . . . . . . . . . . . . . .           14,491            14,374
                                                                                --------           -------
            TOTAL   . . . . . . . . . . . . . . . . . . . . . . . . . .          $28,998           $28,709
                                                                                 =======           =======

                       SHELL OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Millions of Dollars

                                                                                     FIRST QUARTER
                                                                                ---------------------
                                                                                1997             1996
                                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  517           $  483
    Adjustments to reconcile net income to net cash
          provided by operating activities:
             Depreciation, depletion, amortization and retirements  . . . .      499              503
         Dividends in excess of (less than) equity income . . . . . . . . .      (64)             (23)
         (Increases) decreases in working capital:
                 Receivables and prepayments  . . . . . . . . . . . . . . .      410               57
                 Inventories  . . . . . . . . . . . . . . . . . . . . . . .     (268)            (227)
                 Payables and accruals  . . . . . . . . . . . . . . . . . .     (480)             (83)
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .       85             (131)
         Minority interest in income of subsidiaries  . . . . . . . . . . .       15               10
         Other noncurrent items . . . . . . . . . . . . . . . . . . . . . .      (56)             (36)
                                                                              ------           ------
                 Net Cash Provided by Operating Activities  . . . . . . . .      658              553
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
    Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .     (663)            (662)
    Proceeds from property sales and salvage  . . . . . . . . . . . . . . .       16              127
    Other investments and advances  . . . . . . . . . . . . . . . . . . . .        3               21
                                                                              ------           ------
             Net Cash Used for Investing Activities . . . . . . . . . . . .     (644)            (514)
                                                                              ------           ------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt  . . . . . . . . . . . . . . .       31                5
    Principal payments on long-term debt  . . . . . . . . . . . . . . . . .     (253)            (243)
    Proceeds from sales of redeemable securities
         of subsidiaries  . . . . . . . . . . . . . . . . . . . . . . . . .        1               (1)
    Dividends to shareholder  . . . . . . . . . . . . . . . . . . . . . . .     (400)            (350)
    Dividends to minority interest  . . . . . . . . . . . . . . . . . . . .      (13)             (10)
    Increase (decrease) in short-term obligations   . . . . . . . . . . . .      866              944
                                                                              ------           ------
             Net Cash Provided by Financing Activities  . . . . . . . . . .      232              345
                                                                              ------           ------
NET CASH FLOWS
    Increase (Decrease) in cash and cash equivalents  . . . . . . . . . . .      246              384
                                                                              ======           ======
CASH AND CASH EQUIVALENTS
    Balance at beginning of period  . . . . . . . . . . . . . . . . . . . .  $   393          $   421
    Increase (decrease) in cash and cash equivalents  . . . . . . . . . . .      246              384
                                                                              ------           ------
             Balance at end of period . . . . . . . . . . . . . . . . . . .  $   639          $   805
                                                                             =======           ======

                       SHELL OIL COMPANY AND SUBSIDIARIES

                     NOTES TO INTERIM FINANCIAL STATEMENTS

A.  INTERIM FINANCIAL STATEMENT MATTERS

         The unaudited financial statements and summarized notes of Shell Oil Company (the Company) and its consolidated subsidiaries (Shell Oil) included in this report do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. The financial information presented in the financial statements included in this report reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Any such adjustments are of a normal recurring nature, except as may otherwise be described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The results for the first quarter of 1997 should not be construed as necessarily indicative of future financial results.

B.  SUMMARIZED FINANCIAL INFORMATION - SHELL PIPE LINE CORPORATION

         The following summarized financial information for Shell Pipe Line Corporation, a wholly owned subsidiary of Shell Oil Company, is presented here for the information of holders of Shell Pipe Line Corporation's 7 1/2% Guaranteed Sinking Fund Debentures due 1999, which are fully guaranteed by Shell Oil Company.

                                                 March 31           December 31
  Millions of dollars                             1997                 1996
                                                 --------           -----------
  Current assets . . . . . . . . . . . .          $ 103                $122
  Noncurrent assets  . . . . . . . . . .            761                 739
  Current Liabilities  . . . . . . . . .             88                 121
  Noncurrent Liabilities . . . . . . . .             80                  79

                                                         First Quarter
                                                 ---------------------------
  Millions of dollars                             1997                 1996
                                                 ------               ------
  Revenue  . . . . . . . . . . . . . . .         $   95               $   87
  Operating income . . . . . . . . . . .             49                   50
  Net income . . . . . . . . . . . . . .             36                   37

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


                            ------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Shell Oil Company reported a record first quarter net income of $517 million, an increase of $34 million, or 7 percent, over the $483 million in the same 1996 period. Excluding special items in both quarters, adjusted net income in the first quarter of 1997 increased $114 million, or 30 percent over the comparable 1996 period.

         Overall, income in the 1997 quarter benefited from higher average crude oil and natural gas prices and increased refined products and chemical sales volumes. Partially offsetting these benefits were lower refined product margins, reflecting higher hydrocarbon costs.

         Special items benefited net income $18 million in the first quarter of 1997 and $98 million in the 1996 quarter. In the 1997 quarter, special items included a gain from the sale of a partial interest in an affiliate.


OIL AND GAS EXPLORATION AND PRODUCTION

Income Highlights                                     FIRST QUARTER
-----------------                               -------------------------
                                                  1997            1996
                                                --------        ---------
                                                   (millions of dollars)
 Income from Ongoing Operations  . . . . . . .  $    453        $     314

 Other charges*  . . . . . . . . . . . . . . .         -                -
                                                --------       ----------
      Segment Net Income . . . . . . . . . . .       453              314
 Special Items (includes "Other Charges")  . .        26               23
                                                --------         --------
 Adjusted Net Income   . . . . . . . . . . . .       427              291

--------------------
* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Oil and gas exploration and production segment net income totaled $453 million for the first quarter of 1997, an increase of $139 million over the 1996 quarter. Adjusted net income, which excludes special items, was $427 million for the 1997 quarter, up $136 million.

         In the first quarter of 1997, income benefited from higher average prices for crude oil and natural gas, partially offset by increased producing and dry hole costs. Increased producing costs were due in part to higher energy prices. Domestic crude oil prices in the 1997 quarter averaged $19.28 per barrel, increasing $2.73 per barrel over the 1996 quarter. Natural gas prices were also higher, averaging $2.93 per thousand cubic feet, as compared to $2.38 per thousand cubic feet in the same 1996 period; however, 1997 prices had declined significantly by the end of the quarter.

         Domestic crude oil production in the first quarter of 1997 averaged 389,000 barrels per day compared to 381,000 barrels per day in 1996, up 8,000 barrels per day, primarily from increased production in the deepwater Gulf of Mexico. Natural gas production, however, decreased 138 million cubic feet per day, or 7 percent, as increased production from the deepwater was more than offset by normal declines elsewhere and by property sales. Shell Oil production includes a prorata share, based on ownership interest, of the oil and gas production of domestic associated companies. Associated companies are those companies in which Shell Oil has significant influence but not control.

         In March 1997, Altura Energy, Ltd. (Altura) was formed and began operations. Altura includes the Permian Basin interests formerly held by Shell Oil and Amoco Corporation. Shell Oil's interest in this associated company is approximately 36 percent and is accounted for by Shell Oil using the equity method. The transaction for the formation of Altura is reflected in Shell Oil's Balance Sheet as a decrease in Property, Plant and Equipment of $1,779 million and a corresponding increase in Investments, Long-term Receivables and Deferred Charges of $1,779 million.


OIL PRODUCTS

Income Highlights                                       FIRST QUARTER
-----------------                                   ----------------------
                                                     1997            1996
                                                    ------          ------
                                                     (millions of dollars)
  Income from Ongoing Operations  . . . . . . .     $  12           $   71

  Other charges*  . . . . . . . . . . . . . . .        (1)               -
                                                    ------           -----
       Segment Net Income . . . . . . . . . . .        11               71
  Special Items (includes "Other  Charges") . .        (5)               -
                                                    ------           -----
  Adjusted Net Income   . . . . . . . . . . . .        16               71

-------------------
* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Oil products segment net income was $11 million in the first quarter of 1997, a decrease of $60 million over 1996. Adjusted net income, which excludes special items, was $16 million for the first quarter of 1997, down $55 million.

         Higher feedstock and purchased product costs coupled with weak West Coast marketing conditions were the primary factors resulting in lower refined product margins. Costs in the first quarter of 1997 were higher, due to scheduled refining unit turnarounds and operating expenses.

         Sales volumes of refined products increased 5 percent in the 1997 period, while sales volumes of light products increased 11 percent. Gasoline sales to branded service stations were up 1 percent.

CHEMICAL PRODUCTS

Income Highlights                                        FIRST QUARTER
-----------------                                   ----------------------
                                                     1997           1996
                                                    ------         -------
                                                     (millions of dollars)
  Income from Ongoing Operations  . . . . . . . .   $  109          $  89

  Other charges*  . . . . . . . . . . . . . . . .       (3)            (3)
                                                    ------          -----
       Segment Net Income . . . . . . . . . . . .      106             86
  Special Items (includes "Other Charges")  . . .       (3)            15
                                                    ------          -----
  Adjusted Net Income   . . . . . . . . . . . . .      109             71

--------------------
* Amounts associated with major product classifications for which there as been no revenue stream or investment in the last five years.

         Chemical products segment net income was $106 million in the first quarter of 1997, an increase of $20 million from the respective 1996 period. Adjusted net income, which excludes special items, was $109 million for the 1997 quarter, up $38 million.

         Increased sales volumes and lower costs related to litigation more than offset the effects from lower margins. While selling prices improved in the 1997 quarter over 1996, higher feedstock costs more than offset these benefits.



OTHER

         Net income for the other operating segment was $1 million in the first quarter of 1997 compared to a loss of $2 million in the first quarter of 1996.


CORPORATE ITEMS

         Corporate charges totaled $54 million in the first quarter of 1997 compared to a positive $14 million in the first quarter of 1996. However, excluding a favorable prior year tax adjustment recorded in the first quarter of 1996, 1997 corporate items were $6 million higher than the comparable 1996 period.




FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

         Cash flow provided by operating activities totaled $658 million for the first quarter of 1997, compared with $553 million last year, an increase of $105 million. The increase was due in part to higher earnings in 1997. The major uses of cash generated from operating activities, coupled with an increase in debt of $644 million, were for capital expenditures of $663 million and a dividend payment of $400 million.


OTHER MATTERS

RECENT DEVELOPMENTS

         On March 18, 1997 the Company and Texaco Inc. (Texaco) announced the signing of a memorandum of understanding to combine the major elements of their mid-western and western United States refining and marketing activities, and their total United States transportation, trading and lubricants businesses. It is expected that the Company would be a 56 percent owner of the venture, with Texaco holding the remaining 44 percent. The new limited liability company is expected to be formed as soon as practicable following regulatory review and the signing of definitive agreements. In addition, the Company, Texaco and Saudi Refining Incorporated are continuing their discussions toward the joining of their eastern United States refining and marketing activities.

         On April 24, 1997 Shell Oil agreed to combine its California exploration and production operations with those of Mobil Corporation. The combined California enterprise is to be owned 58.6 percent by Shell Oil and 41.4 percent by Mobil and is expected to offer opportunities to reduce costs and leverage complementary skills and competencies.

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

                          --------------------------

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

         As previously referenced in the Annual Report on Form 10-K for the year ending December 31, 1996 (the "10-K"), the Company and its subsidiary, the Shell Wood River Refining Company ("Wood River"), and Environmental Protection Agency ("EPA") Region 5 have been negotiating to resolve alleged violations at the Wood River refinery of the Benzene Waste Operations NESHAP. The U. S. Department of Justice ("DOJ") has also been involved in the discussions. The parties have now reached an agreed settlement of the alleged violations. Under the terms of the agreement, Shell Oil will pay a penalty of $678 thousand and agree to certain corrective action measures. A formal complaint and an agreed Consent Decree are to be filed with the court. Following a public comment period, the decree is expected to be approved and entered.

         EPA Region 5 and the DOJ have notified Wood River of their intention to bring a multi-media civil enforcement action against the Company and Wood River for alleged violations of the Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act, and the Emergency Planning and Community Right-to-Know Act. This action will encompass both previously reported alleged violations and newly alleged air violations contained in Notices of Violation/Findings of Violation received on March 24, 1997. The Company, Wood River, the EPA and the DOJ are engaging in discussions seeking to resolve this matter.

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


                                        SHELL OIL COMPANY



                                        By  N. J. CARUSO
                                          ---------------------------------
                                            N. J. Caruso, Controller
                                           (Principal Accounting and
                                            Duly Authorized Officer)


Date:  May 1, 1997

                               INDEX TO EXHIBITS


Exhibit                                                                   Page
Number     Description                                                    Number
-----      -----------                                                    ------
27         Financial Data Schedule  . . . . . . . . . . . . . . . . . .
