Form 10-Q
period 1997-06-30
SHELL OIL CO
filed 1997-08-01
CIK 89629

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                       OR

|_| TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of Common Stock, $10.00 par value, outstanding as of June 30, 1997 - 1,000 shares.

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

================================================================================

                         PART I. FINANCIAL INFORMATION

                       SHELL OIL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                              Millions of Dollars


                                                               SECOND QUARTER              SIX MONTHS
                                                           -----------------------   -----------------------
                                                               1997         1996         1997         1996
                                                           ----------   ----------   ----------   ----------
REVENUES
    Sales and other operating revenue ..................   $    7,908   $    7,959   $   16,301   $   15,108
    Less:  Consumer excise and sales taxes .............          988          864        1,904        1,707
                                                           ----------   ----------   ----------   ----------
                                                                6,920        7,095       14,397       13,401
    Equity earnings, interest and other income .........          173           93          328          156
                                                           ----------   ----------   ----------   ----------
          TOTAL ........................................        7,093        7,188       14,725       13,557
                                                           ----------   ----------   ----------   ----------

COSTS AND EXPENSES
    Purchased raw materials and products ...............        4,305        4,501        9,440        8,630
    Operating expenses .................................        1,049          915        1,777        1,579
    Selling, general and administrative expenses .......          287          283          500          521
    Exploration, including exploratory dry holes .......           84           75          162          124
    Research expenses ..................................           40           34           76           65
    Depreciation, depletion, amortization and
       retirements .....................................          478          549          977        1,052
    Interest and discount amortization .................           52           56           97          103
    Operating taxes ....................................           80          106          193          237
                                                           ----------   ----------   ----------   ----------
          TOTAL ........................................        6,375        6,519       13,222       12,311
                                                           ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST ......................................   $      718   $      669   $    1,503   $    1,246

    Federal and other income taxes .....................          167          198          420          282
    Minority interest in income
       of subsidiaries .................................           20           10           35           20
                                                           ----------   ----------   ----------   ----------

NET INCOME .............................................   $      531   $      461   $    1,048   $      944
                                                           ==========   ==========   ==========   ==========



Note: Certain 1996 amounts have been reclassified to conform with current year presentation.

                          ----------------------------

                         OPERATING SEGMENTS INFORMATION
                              Millions of Dollars


                                                          SECOND QUARTER               SIX MONTHS
                                                     ------------------------    ------------------------
                                                       1997          1996          1997          1996
                                                     ----------    ----------    ----------    ----------
SEGMENT NET INCOME (LOSS)
    Oil and Gas Exploration and Production .......   $      262    $      307    $      715    $      622
    Oil Products .................................          128           137           139           208
    Chemical Products ............................          151           (46)          257            40
    Other ........................................           (2)           (6)           (1)           (9)
Corporate Items ..................................           (8)           69           (62)           83
                                                     ----------    ----------    ----------    ----------
NET INCOME .......................................   $      531    $      461    $    1,048    $      944
                                                     ==========    ==========    ==========    ==========

                       SHELL OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              Millions of Dollars


                                                            JUNE 30     DECEMBER 31
                                                           ----------   -----------
                                                              1997         1996
                                                           ----------   ----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...........................   $      650   $      393
   Receivables and prepayments, less allowance for
      doubtful accounts ................................        3,345        4,376
   Inventories of oils and chemicals ...................          840          631
   Inventories of materials and supplies ...............          210          219
                                                           ----------   ----------
             TOTAL CURRENT ASSETS ......................        5,045        5,619
INVESTMENTS, LONG-TERM RECEIVABLES AND
   DEFERRED CHARGES ....................................        7,695        3,098
PROPERTY, PLANT AND EQUIPMENT AT COST, LESS
   ACCUMULATED DEPRECIATION, DEPLETION AND
   AMORTIZATION OF $15,657 AT JUNE 30, 1997
   AND $21,063 AT DECEMBER 31, 1996 ....................       16,240       19,992
                                                           ----------   ----------
             TOTAL .....................................   $   28,980   $   28,709
                                                           ==========   ==========


LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
   Accounts payable - trade ............................   $    1,714   $    2,568
   Other payables and accruals .........................        1,638        1,591
   Income, operating and consumer taxes ................          125          416
   Short-term debt .....................................        3,501        2,418
                                                           ----------   ----------
           TOTAL CURRENT LIABILITIES ...................        6,978        6,993
LONG-TERM DEBT .........................................          810          794
DEFERRED INCOME TAXES ..................................        3,371        3,229
LONG-TERM LIABILITIES ..................................        2,302        2,458
MINORITY INTEREST ......................................          897          861
SHAREHOLDER'S EQUITY
   Common stock - 1,000 shares of $10 per share
       par value .......................................           --           --
   Capital in excess of par value ......................        2,206        2,206
   Earnings reinvested .................................       12,416       12,168
                                                           ----------   ----------
           TOTAL SHAREHOLDER'S EQUITY ..................       14,622       14,374
                                                           ----------   ----------
           TOTAL .......................................   $   28,980   $   28,709
                                                           ==========   ==========

                       SHELL OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Millions of Dollars


                                                                                 SIX MONTHS
                                                                         -------------------------
                                                                            1997          1996
                                                                         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ........................................................   $    1,048    $      944
   Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation, depletion, amortization and retirements ..........          977         1,052
           Dividends in excess of (less than) equity income ..........         (152)          (63)
           (Increases) decreases in working capital:
            Receivables and prepayments ..............................          907           (57)
            Inventories ..............................................         (200)         (280)
            Current payables and accruals ............................       (1,098)         (171)
           Deferred income taxes .....................................          142          (183)
           Minority interest in income of subsidiaries ...............           35            20
           Other noncurrent items ....................................         (142)           (8)
                                                                         ----------    ----------
            Net Cash Provided by Operating Activities ................        1,517         1,254

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
   Capital expenditures ..............................................       (1,485)       (1,589)
   Proceeds from property sales and salvage ..........................          127           297
   Other investments and advances ....................................         (202)          (54)
                                                                         ----------    ----------
              Net Cash Used for Investing Activities .................       (1,560)       (1,346)
                                                                         ----------    ----------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt ..........................          161            68
   Principal payments on long-term debt ..............................         (467)         (277)
   Proceeds from sales of redeemable securities of subsidiaries ......           32            97
   Dividends to minority interest ....................................          (31)          (26)
   Dividends .........................................................         (800)         (700)
   Increase (decrease) in short-term obligations .....................        1,405         1,041
                                                                         ----------    ----------
              Net Cash Provided by Financing Activities ..............          300           203
                                                                         ----------    ----------
NET CASH FLOWS
   Increase (Decrease) in cash and cash equivalents ..................   $      257    $      111
                                                                         ==========    ==========
CASH AND CASH EQUIVALENTS
   Balance at beginning of period ....................................   $      393    $      421
   Increase (decrease) in cash and cash equivalents ..................          257           111
                                                                         ----------    ----------
              Balance at end of period ...............................   $      650    $      532
                                                                         ==========    ==========

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

         The results for the second quarter and first six months of 1997 should not be construed as necessarily indicative of future financial results.

B.  SUMMARIZED FINANCIAL INFORMATION - SHELL PIPE LINE CORPORATION

         The following summarized financial information for Shell Pipe Line Corporation, a wholly owned subsidiary of Shell Oil Company, is presented here for the information of holders of Shell Pipe Line Corporation's 7 1/2% Guaranteed Sinking Fund Debentures due 1999, which are fully guaranteed by Shell Oil Company.

                                   June 30    December 31
                                 ----------   ----------
Millions of dollars                 1997         1996
                                 ----------   ----------

Current assets ...............   $      134   $      122
Noncurrent assets ............          751          739
Current Liabilities ..........           68          121
Noncurrent Liabilities .......           81           79

                                     Second Quarter               Six Months
                                 -----------------------   -----------------------
Millions of dollars                 1997         1996         1997         1996
                                 ----------   ----------   ----------   ----------

Revenues .....................   $      102   $       86   $      197   $      173
Operating income .............           50           44           98           94
Net income ...................           40           34           75           71


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

         Since 1984, the Company has been named with others as a defendant in numerous product liability cases, including class actions, involving the failure of residential plumbing systems in the United States constructed with polybutylene plastic pipe. The Company has also been sued regarding failures in polybutylene pipe connecting users with utility water lines and polybutylene pipe used in municipal water distribution systems. Two other substantial manufacturers made the resins for the polyacetal insert fittings used in many of the residential plumbing systems (the fittings' co-defendants) and are also defendants in those cases. The Company and the fittings co-defendants have agreed on a mechanism to fund the payment of most of the residential plumbing claims as the result of two class action settlements (the "class action settlement"). The class action settlement provides for the creation of an entity to receive and handle claims and for a $950 million fund to pay such claims, which claims may be made over a period of up to 14 years, depending on various factors. If the settlement funds are exhausted, additional funds may be provided by the defendants, or claimants who have not received their full benefits under the class action settlements may seek their remedy in a new court proceeding at that time. One fittings co-defendant has agreed to fund 10% of all acetal fittings costs related to the class action settlement; the Company and the other fittings co-defendant have agreed to arbitration to determine how the remaining acetyl fittings portion of the costs will be shared between them. Additionally, in matters outside the residential plumbing litigation and class action settlement, claims involving problems with polybutylene pipe used in municipal water distribution systems have increased during the past two years. The Company will continue to defend these matters vigorously but it cannot currently predict when or how polybutylene related matters will finally be resolved.

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

                            ------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Shell Oil reported a record second quarter net income of $531 million, an increase of $70 million, or 15 percent, over the second quarter of 1996. Excluding special items in both quarters, adjusted net income in the second quarter of 1997 totaled $476 million, an increase of $31 million or 7 percent.

         The key operational elements contributing to these results in the second quarter of 1997 as compared to 1996 included sharply improved earnings in chemicals, resulting from improved margins and higher sales volumes. Additionally, crude oil production increased over the same period last year, reducing the impact of lower prices for crude oil and natural gas. While oil products margins improved from the first quarter of 1997, they were essentially unchanged from the second quarter of 1996.

         For the first six months of 1997, net income was a record $1,048 million, an increase of $104 million, or 11 percent, over the same period last year. Excluding special items, adjusted net income for 1997 totaled $975 million, an increase of $145 million, or 17 percent, over 1996.

         Contributing to the earnings improvement in the first six months of 1997 were higher average crude oil and natural gas prices, increased production of crude oil and higher income from chemicals. In addition, sales of refined products increased, partially offsetting lower average refined product margins.

         Special items in the 1997 periods benefited net income $55 million for the quarter and $73 million for the first half. Special items in the second quarter of 1997 were comprised primarily of a prior year tax adjustment, while the first six months of 1997 also included a gain from the sale of a partial interest in an affiliate. Special items increased 1996 net income by $16 million for the quarter and $114 million in the first six months.


OIL AND GAS EXPLORATION AND PRODUCTION

Income Highlights                                       Second Quarter              Six Months
-----------------                                    -----------------------   -----------------------
(millions of dollars)                                   1997         1996         1997         1996
                                                     ----------   ----------   ----------   ----------
   Income from Ongoing Operations ................   $      262   $      307   $      715   $      622
   Other Charges* ................................           --           --           --           --
                                                     ----------   ----------   ----------   ----------
     Segment Net Income ..........................          262          307          715          622
   Special Items (includes "Other Charges") ......           10           27           36           50
                                                     ----------   ----------   ----------   ----------
     Adjusted Net Income .........................          252          280          679          572

-----------
*Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Oil and gas exploration and production segment net income in the second quarter of 1997 was $262 million, a decrease of $45 million over 1996. For the first half of 1997, net income was $715 million, up $93 million. Excluding special items in the comparable periods, adjusted net income declined $28 million in the 1997 quarter versus 1996, but increased $107 million in the first-half comparison.

         In contrast to the first quarter of 1997 when prices were substantially higher than in the 1996 period, crude oil and natural gas prices in the second quarter of 1997 were lower than in the 1996 quarter, resulting in an overall decline in earnings. Natural gas prices for the second quarter of 1997 averaged $2.10 per thousand cubic feet, down 11 percent over the same 1996 period, while average domestic crude oil prices were $16.43 per barrel, down 9 percent. Average domestic production of crude oil increased in the 1997 quarter, partially offsetting the price declines. For the first six months of 1997, income benefited from higher crude oil and natural gas prices and increased production of crude oil.

         Average domestic crude oil production during the 1997 periods was 408,000 barrels per day for the quarter and 399,000 barrels per day for the first six months, increasing 34,000 and 22,000 barrels per day, respectively, compared to 1996. These increases were attributable to the deepwater Gulf of Mexico, which more than offset natural crude oil production declines elsewhere. Natural gas production averaged 1,733 million cubic feet daily during the second quarter of 1997 and 1,746 for the first six months, declining from 1996 levels due to natural declines and field sales. Production volumes are expected to increase steadily over the second half of the year as several new deepwater projects come online, particularly Mensa, Ram Powell and Troika. Shell Oil production includes a prorata share, based on ownership interest, of the oil and gas production of domestic associated companies. Associated companies are those companies in which Shell Oil has significant influence but not control.

         Operations began in June, 1997 at Aera Energy LLC. Aera was formed by combining the California exploration and production operations of CalResources, a subsidiary of the Company, and Mobil Corporation. Shell Oil's interest in this associated company is 58.6 percent and is accounted for by Shell Oil using the equity method. The transaction for the formation of Aera is reflected in Shell Oil's Consolidated Balance Sheet primarily as a decrease in Property, Plant and Equipment of approximately $2,300 million and a corresponding increase in Investments, Long-term Receivables and Deferred Charges of approximately $2,300 million.


OIL PRODUCTS

Income Highlights                                         Second Quarter                Six Months
-----------------                                    ------------------------    ------------------------
(millions of dollars)                                   1997          1996          1997          1996
                                                     ----------    ----------    ----------    ----------
   Income from Ongoing Operations ................   $      129    $      138    $      141    $      209
   Other Charges* ................................           (1)           (1)           (2)           (1)
                                                     ----------    ----------    ----------    ----------
     Segment Net Income ..........................          128           137           139           208
   Special Items (includes "Other Charges") ......           (1)          (11)           (6)          (11)
                                                     ----------    ----------    ----------    ----------
     Adjusted Net Income .........................          129           148           145           219

-----------
*Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Oil products segment net income was $128 million in the second quarter of 1997, a decrease of $9 million over 1996. In the first six months of 1997, net income totaled $139 million, down $69 million from 1996. Excluding special items in comparable periods, adjusted net income decreased $19 million versus the 1996 quarter, and $74 million in the six-months comparison.

         Refined product margins in the second quarter of 1997 were essentially unchanged from the same 1996 quarter, but on average, margins were lower for the first six months of 1997. Operating costs were higher in both 1997 periods, particularly in the first quarter due to higher scheduled refining unit turnarounds.

         Refined product sales volumes in the second quarter and the first six months of 1997 were higher than in 1996, with automotive gasoline sales volumes to branded service stations up almost 3 percent during the first six months of 1997. In addition, overall sales of light oils increased in both 1997 periods, increasing 16 percent and 14 percent, respectively.


CHEMICAL PRODUCTS

Income Highlights                                        Second Quarter                 Six Months
-----------------                                    ------------------------    ------------------------
(millions of dollars)                                  1997          1996          1997          1996
                                                     ----------    ----------    ----------    ----------
   Income from Ongoing Operations ................   $      155    $      (44)   $      264    $       45
   Other Charges* ................................           (4)           (2)           (7)           (5)
                                                     ----------    ----------    ----------    ----------
     Segment Net Income ..........................          151           (46)          257            40
   Special Items (includes "Other Charges") ......           (4)         (119)           (7)         (104)
                                                     ----------    ----------    ----------    ----------
     Adjusted Net Income .........................          155            73           264           144

-----------
*Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Chemical products segment net income was $151 million in the second quarter of 1997, an increase of $197 million over 1996. For the first six months of 1997, chemical products net income was $257 million, an increase of $217 million. Excluding special items in the comparable periods, adjusted net income for the 1997 quarter totaled $155 million, an increase of $82 million, and for the first six months totaled $264 million, up $120 million. Both 1996 periods were reduced by special charges which totaled $119 million for the quarter and $104 million for the six months.

         In the second quarter of 1997, benefits were derived from improved margins for primary chemicals, increased sales volumes of intermediates and polymers, and lower costs related to litigation. For the first six months of 1997, income benefited from increased sales volumes of intermediates and polymers and lower costs related to litigation. In addition, margins for primary chemicals were higher in the first six months of 1997 despite significantly higher costs for feedstocks and fuel.

         On June 22, 1997, an explosion and fire occurred in an Olefins Unit at the Deer Park (Texas) Chemical Plant. The remainder of the plant remained operational. The total extent of damages caused by the incident and how long it will take to make repairs to the Olefins Unit have not yet been fully determined. While the financial impact on the second quarter 1997 results was minimal, olefins manufactured volumes will be significantly impaired until repairs can be made.


OTHER

         The other segment incurred net losses of $2 million and $1 million in the second quarter and the first half of 1997, respectively, compared to net losses of $6 million and $9 million in the same 1996 periods.


CORPORATE ITEMS

         Corporate items reduced earnings $8 million and $62 million for the second quarter and first half of 1997, respectively, compared to a contribution to earnings of $69 million and $83 million in the comparable 1996 periods. Excluding special items, corporate charges totaled $58 million in the 1997 quarter and $112 million in the first six months of 1997 compared to costs of $50 million and $96 million in the same 1996 periods. Special items in the 1997 periods were comprised primarily of a prior year tax adjustment recorded in the second quarter of 1997.



FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

         Cash flow provided by operating activities totaled $1,517 million for the first six months of 1997, compared with $1,254 million in the comparable period last year, an increase of $263 million. The period to period increase was attributable to higher earnings. Cash generated from operating activities, coupled with an increase in debt of $1,099 million in the first six months of 1997, was used primarily for capital expenditures of $1,485 million and dividend payments of $800 million.



OTHER MATTERS

RECENT DEVELOPMENTS

         On July 16, 1997 the Company, Texaco Inc. (Texaco) and Saudi Aramco announced the signing of a memorandum of understanding to combine their eastern and Gulf Coast United States refining and marketing businesses. Under the terms of the memorandum of understanding, the Company, Texaco and Saudi Refining, Inc., a corporate affiliate of Saudi Aramco, will form a limited liability company with the initial ownership of the new venture to be 35 percent Shell Oil, 32.5 percent Texaco and 32.5 percent Saudi Refining, Inc. The percentages may be adjusted in the future according to the performance of the assets.

         The signing of this memorandum follows the March 18, 1997 signing of a similar agreement between the Company and Texaco to combine the major elements of their mid-western and western United States refining and marketing activities, and their total United States transportation, trading and lubricants businesses. Both new limited liability companies are expected to be formed as soon as practicable following regulatory review and the signing of definitive agreements.

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

                           -------------------------

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     As previously reported on Form 10-Q for the quarter ended March 31, 1997, the Company, its subsidiary the Shell Wood River Refining Company ("Wood River"), the Environmental Protection Agency Region 5 and the U. S. Department of Justice reached an agreed settlement concerning alleged violations of the Benzene Waste Operations NESHAP at Wood River. A formal complaint and the agreed Consent Decree were filed with the court on June 20, 1997. Following the notice and comment period, the decree is expected to be approved and entered.

     On April 21, 1997, Wood River received a letter from the Office of the United States Attorney, Southern District of Illinois, informing of that office's consideration of filing federal charges against Wood River alleging violations of the Migratory Bird Treaty Act. Wood River and the U.S. Attorney's Office are engaging in discussions seeking to resolve this matter.

     As previously mentioned in the Company's report on Form 10-K for the year ended December 31, 1996, the Company and other defendants had been named as parties to litigation asserting personal injury claims arising out to the use of Nemagon(R), an agricultural chemical containing DBCP, on banana plantations outside the United States. The Company settled substantially all such filed litigation during the 2nd and 3rd quarters of 1997.

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


                                             SHELL OIL COMPANY



                                        By   /s/ N. J. CARUSO
                                          --------------------------------
                                             N. J. Caruso, Controller
                                             (Principal Accounting and
                                             Duly Authorized Officer)




Date:  July 31, 1997

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

  27            Financial Data Schedule