Form 10-Q
period 1997-09-30
SHELL OIL CO
filed 1997-11-05
CIK 89629

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997
                                       OR
|_| TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of Common Stock, $10.00 par value, outstanding as of September 30, 1997 - 1,000 shares.

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

================================================================================

                         PART I. FINANCIAL INFORMATION

                       SHELL OIL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                              Millions of Dollars

                                                               THIRD  QUARTER             NINE MONTHS
                                                           ----------------------    ----------------------
                                                             1997         1996         1997         1996
                                                           ---------    ---------    ---------    ---------
REVENUES
    Sales and other operating revenue .................    $   7,952    $   8,149    $  24,253    $  23,257
    Less:  Consumer excise and sales taxes ............        1,007          953        2,911        2,660
                                                           ---------    ---------    ---------    ---------
                                                               6,945        7,196       21,342       20,597
    Equity earnings, interest and other income ........          192           71          520          227
                                                           ---------    ---------    ---------    ---------
          TOTAL .......................................        7,137        7,267       21,862       20,824
                                                           ---------    ---------    ---------    ---------

COSTS AND EXPENSES
    Purchased raw materials and products ..............        4,536        4,568       13,978       13,200
    Operating expenses ................................          896          949        2,673        2,526
    Selling, general and administrative expenses ......          250          149          750          670
    Exploration, including exploratory dry holes ......           62           74          224          199
    Research expenses .................................           45           31          121           96
    Depreciation, depletion, amortization and
       retirements ....................................          442          529        1,418        1,580
    Interest and discount amortization ................           52           52          149          155
    Operating taxes ...................................           85          118          278          355
                                                           ---------    ---------    ---------    ---------
          TOTAL .......................................        6,368        6,470       19,591       18,781
                                                           ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST .....................................    $     769    $     797    $   2,271    $   2,043

    Federal and other income taxes ....................          276          278          696          560
    Minority interest in income
       of subsidiaries ................................           14           15           48           35
                                                           ---------    ---------    ---------    ---------

NET INCOME ............................................    $     479    $     504    $   1,527    $   1,448
                                                           =========    =========    =========    =========

Note: Certain 1996 amounts have been reclassified to conform with current year presentation.

                          ----------------------------


                         OPERATING SEGMENTS INFORMATION
                              Millions of Dollars

                                                               THIRD QUARTER                  NINE MONTHS
                                                           -----------------------     -----------------------
                                                              1997         1996          1997          1996
                                                           ---------     ---------     ---------     ---------
SEGMENT NET INCOME (LOSS)
    Oil and Gas Exploration and Production ............    $     268     $     286     $     983     $     908
    Oil Products ......................................          146           110           286           318
    Chemical Products .................................          107           112           364           152
    Other .............................................           (1)           (8)           (3)          (17)
Corporate Items .......................................          (41)            4          (103)           87
                                                           ---------     ---------     ---------     ---------

NET INCOME ............................................    $     479     $     504     $   1,527     $   1,448
                                                           =========     =========     =========     =========

                      SHELL OIL COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              Millions of Dollars


                                                          SEPTEMBER 30  DECEMBER 31
                                                          ------------  -----------
                                                             1997          1996
                                                          ------------  -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents ..........................    $     520    $     393
   Receivables and prepayments, less allowance for
      doubtful accounts ...............................        3,342        4,376
   Inventories of oils and chemicals ..................          884          631
   Inventories of materials and supplies ..............          212          219
                                                           ---------    ---------
             TOTAL CURRENT ASSETS .....................        4,958        5,619
INVESTMENTS, LONG-TERM RECEIVABLES AND
   DEFERRED CHARGES ...................................        7,637        3,098
PROPERTY, PLANT AND EQUIPMENT AT COST, LESS
   ACCUMULATED DEPRECIATION, DEPLETION AND
   AMORTIZATION OF $15,985 AT SEPTEMBER 30, 1997
   AND $21,063 AT DECEMBER 31, 1996 ...................       16,489       19,992
                                                           ---------    ---------
             TOTAL ....................................    $  29,084    $  28,709
                                                           =========    =========


LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
   Accounts payable - trade ...........................    $   1,856    $   2,568
   Other payables and accruals ........................        1,725        1,591
   Income, operating and consumer taxes ...............           74          416
   Short-term debt ....................................        3,291        2,418
                                                           ---------    ---------
           TOTAL CURRENT LIABILITIES ..................        6,946        6,993
LONG-TERM DEBT ........................................          831          794
DEFERRED INCOME TAXES .................................        3,457        3,229
LONG-TERM LIABILITIES .................................        2,252        2,458
MINORITY INTEREST .....................................          898          861
SHAREHOLDER'S EQUITY
   Common stock - 1,000 shares of $10 per share
       par value ......................................           --           --
   Capital in excess of par value .....................        2,206        2,206
   Earnings reinvested ................................       12,494       12,168
                                                           ---------    ---------
           TOTAL SHAREHOLDER'S EQUITY .................       14,700       14,374
                                                           ---------    ---------
           TOTAL ......................................    $  29,084    $  28,709
                                                           =========    =========

                       SHELL OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              Millions of Dollars

                                                                               NINE MONTHS
                                                                          -----------------------
                                                                             1997          1996
                                                                          ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ........................................................    $   1,527     $   1,448
   Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation, depletion, amortization and retirements ..........        1,418         1,580
           Dividends in excess of (less than) equity income ..........         (221)          (88)
           (Increases) decreases in working capital:
            Receivables and prepayments ..............................          910           (81)
            Inventories ..............................................         (246)         (313)
            Current payables and accruals ............................         (920)          159
           Deferred income taxes .....................................          228           (92)
           Minority interest in income of subsidiaries ...............           48            35
           Other noncurrent items ....................................         (232)            7
                                                                          ---------     ---------
            Net Cash Provided by Operating Activities ................        2,512         2,655
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
   Capital expenditures ..............................................       (2,244)       (2,476)
   Proceeds from property sales and salvage ..........................          176           359
   Other investments and advances ....................................          (16)          (30)
                                                                          ---------     ---------
              Net Cash Used for Investing Activities .................       (2,084)       (2,147)
                                                                          ---------     ---------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt ..........................          211            68
   Principal payments on long-term debt ..............................         (484)         (292)
   Proceeds from sales of redeemable securities of subsidiaries ......           32           104
   Dividends to minority interest ....................................          (43)          (39)
   Dividends .........................................................       (1,200)       (1,100)
   Increase (decrease) in short-term obligations .....................        1,183           923
                                                                          ---------     ---------
              Net Cash Used For Financing Activities .................         (301)         (336)
                                                                          ---------     ---------
NET CASH FLOWS
   Increase (Decrease) in cash and cash equivalents ..................    $     127     $     172
                                                                          =========     =========
CASH AND CASH EQUIVALENTS
   Balance at beginning of period ....................................    $     393     $     421
   Increase (decrease) in cash and cash equivalents ..................          127           172
                                                                          ---------     ---------
              Balance at end of period ...............................    $     520     $     593
                                                                          =========     =========

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

         The results for the third quarter and first nine months of 1997 should not be construed as necessarily indicative of future financial results.

B.  SUMMARIZED FINANCIAL INFORMATION - SHELL PIPE LINE CORPORATION

         The following summarized financial information for Shell Pipe Line Corporation, a wholly owned subsidiary of Shell Oil Company, is presented here for the information of holders of Shell Pipe Line Corporation's 7 1/2% Guaranteed Sinking Fund Debentures due 1999, which are fully guaranteed by Shell Oil Company.

                                     September 30      December 31
                                     ------------      -----------
Millions of dollars                      1997             1996
                                     ------------      -----------
Current assets ....................    $    170         $    122
Noncurrent assets .................         745              739
Current Liabilities ...............          64              121
Noncurrent Liabilities ............          78               79

                                         Third Quarter        Nine Months
                                       ----------------    ----------------
Millions of dollars ...............     1997      1996      1997      1996
                                       ------    ------    ------    ------
Revenues ..........................    $   97    $   98    $  294    $  271
Operating income ..................        45        49       143       143
Net income ........................        37        38       112       109


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

         In an October 1997 decision by the United States District Court in Delaware, certain income tax credits recorded by Shell Oil in previous years arising out of production of oil from tar sands were denied because the Court determined that Shell Oil used the wrong definition of tar sands production to calculate the same. Shell Oil is currently examining the effect of this decision on other previously recorded tar sands tax credits. However, Shell Oil believes that the District Court decision was incorrect and intends to vigorously appeal such decision. In any case, Shell Oil believes that many of its tar sands tax credits are validly claimed under the alternative definition asserted by the government in the District Court case.

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

                            ------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Shell Oil reported third quarter net income of $479 million, a decrease of $25 million from the same quarter of 1996. Excluding special items in both quarters, adjusted net income in the third quarter of 1997 totaled $459 million, a decrease of $34 million from the record 1996 quarter.

         The key factor contributing to the lower income in the third quarter of 1997 compared to the same period in 1996 was a significant price decline for domestic crude oil. This decline more than offset the benefits achieved from increased production of domestic crude oil and improved refined product margins.

         Net income for the nine months of 1997 totaled $1,527 million, an increase of $79 million over the comparable 1996 period. Excluding special items in both periods, adjusted net income for the nine months of 1997 totaled $1,434 million, an increase of $111 million or 8 percent.

         Contributing to the earnings improvement in the first nine months of 1997 were increased production of domestic crude oil, higher average prices for crude oil and natural gas, and improved margins and sales volumes of chemicals.

         Special items in the 1997 periods increased net income $20 million for the quarter and $93 million for the nine months. In comparison, special items in 1996 increased net income by $11 million for the quarter and $125 million in the first nine months. Special items in the 1997 quarter included gains from asset sales, including oil and gas producing properties.


OIL AND GAS EXPLORATION AND PRODUCTION

Income Highlights                                            Third Quarter        Nine Months
-----------------                                          ----------------     ----------------
(millions of dollars)                                       1997      1996       1997      1996
                                                           ------    ------     ------    ------
   Income from Ongoing Operations .....................    $  268    $  288     $  983    $  910
   Other Charges* .....................................        --        (2)        --        (2)
                                                           ------    ------     ------    ------
     Segment Net Income ...............................       268       286        983       908
   Special Items (includes "Other Charges") ...........        10        (9)        46        41
                                                           ------    ------     ------    ------
   Adjusted Net Income ................................       258       295        937       867

----------------
*Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Oil and gas exploration and production segment net income in the third quarter of 1997 totaled $268 million, a decrease of $18 million over 1996. For the nine months of 1997, net income was $983 million, up $75 million. Excluding special items in the comparable periods, adjusted net income was down $37 million in the 1997 quarter versus 1996, but up $70 million in the nine-month comparison.

         Lower prices of crude oil during the third quarter of 1997 compared to 1996 more than offset the benefit from increased domestic crude oil production. For the third quarter of 1997, domestic crude oil prices for Shell Oil's net production averaged $16.77 per barrel, down $1.43 per barrel, while natural gas prices averaged $2.28 per thousand cubic feet, down $.06 from the same 1996 period. Income increased in the first nine months of 1997 over 1996, primarily due to increased domestic crude oil production, as average domestic crude oil and natural gas prices were about the same.

         Domestic production of crude oil in the third quarter of 1997 averaged 413,000 barrels per day, an increase of 45,000 barrels per day over the same period in 1996. For the nine months of 1997, domestic crude oil production averaged 403,000 barrels per day, up 29,000. Natural gas production was virtually unchanged in the quarter comparison, but down 6 percent in the nine months of 1997 from 1996. New and increased crude oil and natural gas production in the deep water Gulf of Mexico was partially offset by normal declines elsewhere. These production numbers include Shell Oil's net production plus a prorata share, based on ownership interest, of domestic associated companies' production. Associated companies are those companies in which Shell Oil has significant influence but not control.


OIL PRODUCTS

Income Highlights                                            Third Quarter         Nine Months
-----------------                                          -----------------     -----------------
(millions of dollars)                                       1997       1996       1997       1996
                                                           ------     ------     ------     ------
   Income from Ongoing Operations .....................    $  147     $  111     $  288     $  320
   Other Charges* .....................................        (1)        (1)        (2)        (2)
                                                           ------     ------     ------     ------
     Segment Net Income ...............................       146        110        286        318
   Special Items (includes "Other Charges") ...........         8        (11)         3        (22)
                                                           ------     ------     ------     ------
   Adjusted Net Income ................................       138        121        283        340

--------------
*Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Oil products segment net income was $146 million in the third quarter of 1997, an increase of $36 million from 1996. In the nine months of 1997 net income totaled $286 million, a decrease of $32 million from 1996. Excluding special items in the comparable periods, adjusted net income was $17 million higher than in the 1996 quarter, but down $57 million from 1996 in the nine-months comparison.

         For the third quarter of 1997, improved margins and increased refined products sales volumes more than offset the effects of higher advertising and sales development costs. For the nine months of 1997, income was lower as higher operating and marketing costs more than offset the benefit from slightly improved average refined product margins.

         Refined product sales volumes in the third quarter and first nine months of 1997 were higher than in 1996, with automotive gasoline sales volumes to branded service stations up 4 percent in the quarter and 3 percent in the nine months. In addition, overall sales of light oils increased in both 1997 periods by 15 percent and 14 percent, respectively.

CHEMICAL PRODUCTS

Income Highlights                                            Third Quarter         Nine Months
-----------------                                          -----------------     -----------------
(millions of dollars)                                       1997       1996       1997       1996
                                                           ------     ------     ------     ------
   Income from Ongoing Operations .....................    $  105    $  114     $  370     $  159
   Other Charges* .....................................         2        (2)        (6)        (7)
                                                           ------    ------     ------     ------
     Segment Net Income ...............................       107       112        364        152
   Special Items (includes "Other Charges") ...........         2        (2)        (6)      (106)
                                                           ------    ------     ------     ------
     Adjusted Net Income ..............................       105       114        370        258



----------------
*Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

         Chemical products segment net income in the third quarter of 1997 was $107 million, a decrease of $5 million from 1996. For the nine months of 1997, chemical products segment net income totaled $364 million, an increase of $212 million. Excluding special items in the comparable periods, adjusted net income was down $9 million in the 1997 quarter, but up $112 million in the nine months of 1997.

         Income declined in the 1997 quarter compared to 1996 due to lower sales volumes of primary chemicals, partly due to damages incurred in an explosion and fire at a major olefins unit at the end of the second quarter of this year. While selling prices were generally higher in the 1997 quarter, costs for feedstocks and purchased products also increased, resulting in little change to margins.

         For the first nine months of 1997, income benefited from increased sales volumes of intermediates and polymers and lower costs related to litigation. In addition, margins for primary chemicals were higher in the first nine months of 1997, despite significantly higher costs for feedstocks and fuels.

OTHER

         The other segment incurred net losses of $1 million and $3 million in the third quarter and the nine month periods of 1997, respectively, compared to net losses of $8 million and $17 million in the comparable 1996 periods.


CORPORATE ITEMS

         Corporate items reduced earnings $41 million and $103 million in the third quarter and nine month periods of 1997, respectively, compared to a contribution to earnings of $4 million and $87 million in the comparable 1996 periods. Excluding special items, corporate costs totaled $41 million and $153 million in the 1997 third quarter and nine months periods respectively compared to costs of $29 million and $125 million in the same 1996 periods. Corporate costs in the 1996 periods benefited from proceeds from an insurance recovery.

FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

         Cash flow provided by operating activities totaled $2,512 million for the first nine months of 1997, compared with $2,655 million in the comparable period last year, a decrease of $143 million. Cash flow in 1997 benefited from higher net income as compared with the 1996 period; however, cash flow declined from last year due to lower dividends from equity investments. Cash generated from operating activities and property sales, combined with an increase in debt of $910 million, was used primarily for capital expenditures of $2,244 million and dividend payments of $1,200 million.



OTHER MATTERS

RECENT DEVELOPMENTS

         On September 23, 1997, Shell Oil and Tejas Gas Corporation ("Tejas") announced they had entered into a merger agreement pursuant to which Shell Oil would acquire all of the outstanding common stock of Tejas for $61.50 per share in cash which, on a fully diluted common stock basis, would represent an aggregate common stock purchase price of approximately $1.45 billion. In addition, Shell Oil would assume Tejas' balance sheet debt and preferred stock of approximately $900 million. The transaction is subject to the approval of the Tejas stockholders, applicable regulatory approvals and certain other conditions, and is expected to close by December 31, 1997.

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

                           ------------------------

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As previously reported on Form 10-Q for the quarter ended March 31, 1997, Environmental Protection Agency ("EPA") Region 5 and the U. S. Department of Justice ("DOJ") notified the Company and its subsidiary, the Shell Wood River Refining Company ("Wood River"), of an intention to bring a multi-media civil enforcement action against the Company and Wood River for alleged violations of the Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act, and the Emergency Planning and Community Right-to-Know Act. The Company, Wood River, the EPA and the DOJ have been engaging in settlement discussion and have reached conceptual agreement on the major terms of a settlement to resolve this matter. The tentative settlement provides for a cash penalty of $2 million and performance of supplemental environmental projects. Discussions to finalize the details of a settlement are ongoing.

         The Company and its subsidiary, Shell Oil Products Company, received a notice of violation from the California Environmental Protection Agency alleging that between January 3, 1994 and November 26, 1995, the Company underadditized 5,900,273 gallons of gasoline at its non-proprietary terminals and 2,437,662 gallons at its proprietary terminals in violation of state law. Shell Pipe Line Corporation received a notice of violation from the California Environmental Protection agency alleging that Shell underadditized certain gallons of gasoline in 1996 contrary to state law. The Company and the Agency are currently discussing the scope and resolution of these alleged violations.

     On October 16, 1997, the United States District Court in Delaware issued an opinion holding that certain income tax credits recorded by Shell Oil in previous years arising out of production of oil from tar sands were denied because the Court determined that Shell Oil had used the wrong definition of tar sands production to calculate the same. Shell Oil is currently examining the effect of this decision on other previously recorded tar sands tax credits. However, Shell Oil believes that the District court decision was incorrect and intends to vigorously appeal such decision. In any case, Shell Oil believes that many of its tar sands tax credits are validly claimed under the alternative definition asserted by the government in the District Court case.


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


                                         SHELL OIL COMPANY



                                         By       N. J. CARUSO
                                           ----------------------------------
                                           N. J. Caruso, Controller
                                           (Principal Accounting and
                                           Duly Authorized Officer)



Date:  November 4, 1997

                               INDEX TO EXHIBITS


Exhibit                                                        Page
Number          Description                                    Number
-------         -----------                                    ------
    27          Financial Data Schedule................