Form 10-K
period 1997-12-31
SHELL OIL CO
filed 1998-03-06
CIK 89629

                                      1997
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(Mark One)
 X
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from   to

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding as of February 28, 1998 -- 1,000 shares of Common Stock, of a par value of $10.00 a share.
                            ------------------------

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

     (2) during the preceding thirty-six calendar months and any subsequent period of days, there has not been any material default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within thirty days with respect to any indebtedness of the registrant or its subsidiaries, and there has not been any material default in the payment by the registrant or its subsidiaries of rentals under material long-term leases.
                            ------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

                                     PART I

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements that are based on management's current expectations, estimates and projections about the industries in which Shell Oil operates. Words such as "expects," "anticipates," "intends," "plans," "believes," "projects," and "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbors created thereby. These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Actual results and outcomes may vary materially from what is expressed or forecast in such statements. Among the factors that could cause actual results to differ materially are changes in crude oil and natural gas prices, refining margins and marketing margins, and chemical prices; changes in competitive or economic conditions affecting supply and demand for oil, gas and Shell Oil's oil and chemical products in one or more markets; failure to achieve expected production from existing and future oil and gas development projects; delays in development, construction or start-up of planned projects due to regulatory or technical problems; disruption, interruption or other production problems at Shell Oil's production or manufacturing facilities; liability for remedial actions or requirements which result in higher costs, significant investment or product changes under existing or future environmental regulations; liability resulting from pending or future litigation; and other changes in fiscal, legal or regulatory regimes which significantly affect costs. In addition, such statements could be affected by general domestic and international economic and political conditions. Shell Oil undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     The three major reporting segments of Shell Oil's businesses are Oil and Gas Exploration and Production, Oil Products and Chemical Products. Compared with other integrated enterprises in the petroleum industry, the Company believes that in 1997, domestically, Shell Oil ranked fourth in the net production* of crude oil and natural gas liquids, fifth in net production* of natural gas, first in refined products sold and second in refinery processing intakes*. Additionally, within the petroleum industry, Shell Oil is a leader in the domestic manufacturing and marketing of chemicals.

     At December 31, 1997, Shell Oil had 19,904 employees.

---------------

* Including Shell Oil's share of companies accounted for using the equity method.

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

     The following is a summarized disaggregation of Shell Oil's consolidated net income for each of the past three years.

                                                           1997         1996         1995
                                                         --------     --------     --------
                                                               (millions of dollars)
SEGMENT NET INCOME (LOSS)
     Oil and Gas Exploration and Production............   $1,378       $1,349       $  621
     Oil Products......................................      442          383          474
     Chemical Products.................................      457          243          694
     Other.............................................      (14)         (29)         (78)
                                                          ------       ------       ------
               TOTAL...................................    2,263        1,946        1,711
NONALLOCATED COSTS.....................................      159          (75)         191
                                                          ------       ------       ------
               NET INCOME..............................   $2,104       $2,021       $1,520
                                                          ======       ======       ======

OIL AND GAS EXPLORATION AND PRODUCTION

  General

     During 1997, Shell Oil finalized two joint ventures involving its exploration and production properties. In March of 1997, Shell Oil combined its producing assets in the Permian Basin of West Texas/Southeast New Mexico with those of Amoco Corporation (Amoco) in a limited partnership, Altura Energy, Ltd (Altura), owned 36 percent by Shell Oil and 64 percent by Amoco. In June 1997, Aera Energy LLC (Aera) was formed and began operations by combining Shell Oil's California exploration and production operations with those of Mobil Corporation (Mobil). Shell Oil owns 58.6 percent of Aera. Both ventures are accounted for by Shell Oil using the equity method of accounting and, as such, the results of operations of these ventures are not reflected directly in the results of operations of Shell Oil. As a result, significant variations will exist in year-to-year comparative data.

     Hereafter, Shell Oil data and disclosure shall not include data or disclosure regarding equity companies or their results of operations except as and when specifically indicated. In the narrative, the term "E&P Equity Companies" shall be used to refer to such companies, and the term "Total Shell Oil E&P" shall be used, in any context, to refer to results or disclosure concerning Shell Oil and its E&P Equity Companies; in the financial statements and the tabular disclosures, the results of operations of E&P Equity Companies shall be included only in lines containing disclosures about equity companies.

     Total revenues, operating profit and segment income for Oil and Gas Exploration and Production activities for each of the past three years, together with capital expenditures and related identifiable assets at the end of each year, were as set out below. For additional information, see Note 18 of the Notes to Consolidated Financial Statements included in Item 14a.

                                                          1997        1996        1995
                                                        --------    --------    --------
                                                             (millions of dollars)
REVENUES
     Sales and other operating revenue................  $ 2,961     $ 3,010     $ 1,764
     Other revenue....................................      344          55          90
     Intersegment transfers...........................    2,578       3,123       2,659
                                                        -------     -------     -------
               TOTAL REVENUES.........................    5,883       6,188       4,513
COSTS AND EXPENSES
     Costs and operating expenses.....................    2,812       2,943       2,293
     Depreciation, depletion, amortization and
       retirements....................................    1,147       1,375       1,533
                                                        -------     -------     -------
               OPERATING PROFIT.......................    1,924       1,870         687
     Allocated corporate expenses.....................       43          39          40
     Allocated income taxes...........................      593         559          66
     Minority interest................................       45          44          42
     Equity in net income of others...................     (137)       (123)        (83)
                                                        -------     -------     -------
               INCOME FROM ONGOING OPERATIONS.........    1,380       1,351         622
     Other charges*...................................        2           2           1
                                                        -------     -------     -------
               SEGMENT NET INCOME.....................  $ 1,378     $ 1,349     $   621
                                                        =======     =======     =======
CAPITAL EXPENDITURES..................................  $ 2,182     $ 2,053     $ 1,395
                                                        =======     =======     =======
IDENTIFIABLE ASSETS AT DECEMBER 31....................  $13,123     $12,557     $11,976
                                                        =======     =======     =======

---------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

    Exploration and Production Operations

     Domestically, Total Shell Oil E&P produces crude oil (including condensate), natural gas and natural gas liquids in 12 states, the Gulf of Mexico and offshore California. In 1997, domestic onshore production accounted for 50 percent of Total Shell Oil E&P's crude oil production and 29 percent of its natural gas production. The Gulf of Mexico, California and Texas are Total Shell Oil E&P's principal areas of production activity, providing about 92 percent of its combined oil and gas production on a crude oil equivalent basis. The majority of Total Shell Oil E&P oil and gas production interests are acquired under leases (including many leases on federal onshore and offshore tracts); such leases are generally obtained for an initial fixed term which is automatically extended by the establishment of production for so long as production continues, subject to compliance with the terms of the lease (including, in the case of federal leases, extensive regulations imposed by federal law). Total Shell Oil E&P also has international oil and gas production.

  Domestic Offshore Oil and Gas

     In the Gulf of Mexico during 1997, Shell Oil acquired interests in 323 tracts at a bonus cost of $157 million. Shell Oil now holds interests in 1,023 tracts in the Gulf, 696 of which are in water depths exceeding 1,500 feet, comprising more than one-fifth of the industry's deepwater leaseholds.

     Exploration and development of offshore acreage continued in 1997 with Shell Oil participating in the drilling of 99 gross wells, of which 68 were classified as successful, meaning, in the case of development wells, producing or capable of production, and in the case of exploratory wells, proving commercial reserves (successful wells).

     Development activity in Shell Oil's Deepwater operations in 1997 continued at a brisk pace. Debottlenecking and expansion of production facilities at the Auger Field have increased crude oil production capacity by over 40 percent to approximately 100,000 barrels per day; natural gas production capacity doubled to approximately 300 million cubic feet per day. First production was achieved at Ram/Powell (Shell Oil interest 38 percent), from a tension leg platform
(TLP), located in 3,200 feet of water. Peak production from Ram/Powell is expected to reach more than 60,000 barrels of oil and more than 200 million cubic feet of gas per day. Plans to increase the production capacity for natural gas at Ram/Powell to 260 million cubic feet per day are being evaluated. Shell Oil's Mensa field (Shell Oil interest 100 percent), developed using subsea technology, began production in 1997. Peak production from Mensa, located in 5,300 feet of water, is expected to reach 300 million cubic feet of natural gas per day, through a 68-mile flowline connected to a conventional platform in shallower water. The Troika field (Shell Oil interest 33 1/3 percent), a 5 well subsea development located in 2800 feet of water, began production in late 1997. Troika is connected via flowline to Shell Oil's Bullwinkle platform, some 14 miles away. Peak gross production rates are forecast at 80,000 barrels of oil and 140 million cubic feet of natural gas per day. Construction work continued on the TLP for the Ursa project, (Shell Oil interest, 45.4 percent). Ursa will be developed in a water depth of approximately 4,000 feet, a world record depth for a TLP. TLP installation is expected in early 1999 and first production in mid-1999. Peak production is expected to reach 150,000 barrels of oil and 400 million cubic feet of natural gas per day.

  Domestic Onshore Oil and Gas

     During 1997, Shell Oil participated in drilling 106 gross wells onshore, of which 77 were classified as successful.

     E&P Equity Companies' operations include significant enhanced and supplemental recovery operations to produce crude oil which could not be recovered by natural reservoir forces. These recovery operations accounted for 41 percent of Total Shell Oil E&P domestic crude oil production in 1997. Activities include steam injection to produce heavy, more viscous crude oil, carbon dioxide (CO(2)) injection for increased recovery of lighter oil and supplemental water injection. Steam injection methods, primarily in California, accounted for 18 percent of domestic crude oil production in 1997, down 5 percent from 1996. Also, in 1997, CO(2) injection projects in West Texas accounted for 21,214 barrels per day or approximately 5 percent of domestic crude oil production.

     During 1997, Shell Oil expanded its natural gas marketing and transportation activities. Shell Oil's initial expansion of its natural gas marketing and transportation activities began in 1995 with the formation of Coral Energy, L.P. (Coral), a joint venture with Tejas Gas Corporation (Tejas), a natural gas pipeline company engaged in the business of purchasing, gathering, processing, treating, storing, transporting and marketing natural gas. Shell Oil has continued to market substantially all of its natural gas production through Coral. In 1997, Shell Canada acquired 12 percent ownership of Coral. Also in 1997, in two separate transactions, Shell Oil acquired 100 percent ownership of Corpus Christi Natural Gas Company, L.P. Its activities include natural gas transportation, processing, hub services and marketing, primarily in South Texas. In early 1998, Shell Oil acquired all of the outstanding common stock of Tejas, including Tejas' 44 percent ownership of Coral, as further discussed in
Note 12 of the Notes to Consolidated Financial Statements included in item 14a. Following this transaction, Shell Oil combined its natural gas business, Coral, Corpus Christi Natural Gas and Tejas into a single natural gas and natural gas liquids business.

     The expansion of gas transportation activities began in 1996 as Shell Oil began building, in some cases with partners, an infrastructure of natural gas pipelines in the Gulf of Mexico to serve the needs of Shell Oil and third parties. In 1997, two new systems in the western and central Gulf began operations. In addition, a system to serve deepwater producers was expanded, and in 1998 a system to serve the eastern portion of the Gulf is expected to be completed. These activities will also be included in the new natural gas and natural gas liquids business.

     In December 1997, Shell Oil signed a letter of intent to combine its South Louisiana onshore properties with those of The Meridian Resource Corporation. The transaction is expected to be completed in the first half of 1998.

  International Oil and Gas

     Effective January 1, 1997, Shell Oil integrated its international oil and gas new business development activities with those of other Royal Dutch/Shell Group companies. Shell Oil has, however, retained its international producing properties located in Brazil, Cameroon, China and Yemen and its equity interest in Shell Exploration and Production Holdings, B.V.

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

                                              1997                             1996                             1995
                                 ------------------------------   ------------------------------   ------------------------------
                                   U.S.      INT'L      TOTAL       U.S.      INT'L      TOTAL       U.S.      INT'L      TOTAL
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------

                                                                      (millions of dollars)
Sales..........................   $1,933      $ 58      $1,991     $2,114      $ 66      $2,180     $1,236      $ 46      $1,282
Transfers......................    1,602       378       1,980      2,143       418       2,561      1,976       304       2,280
                                  ------      ----      ------     ------      ----      ------     ------      ----      ------
     Total Revenues............    3,535       436       3,971      4,257       484       4,741      3,212       350       3,562
Production costs...............      868        94         962      1,104        94       1,198      1,039        85       1,124
Exploration expenses...........      334         3         337        293        34         327        194        52         246
Depreciation, depletion and
  amortization.................    1,019       109       1,128      1,212       127       1,339      1,371       119       1,490
Income tax expense.............      423        14         437        503        29         532         29        28          57
                                  ------      ----      ------     ------      ----      ------     ------      ----      ------
     Results of Operations.....   $  891      $216      $1,107     $1,145      $200      $1,345     $  579      $ 66      $  645
                                  ------      ----      ------     ------      ----      ------     ------      ----      ------
Shell Oil's interest in results
  of operations of equity
  companies....................      169        82         251         --        48          48         --        36          36
                                  ------      ----      ------     ------      ----      ------     ------      ----      ------
     Total.....................   $1,060      $298      $1,358     $1,145      $248      $1,393     $  579      $102      $  681
                                  ======      ====      ======     ======      ====      ======     ======      ====      ======

     The weighted average price per unit of Shell Oil production of crude oil and condensate, natural gas liquids and natural gas available for market, as well as production expenses and results of operations for Shell Oil oil and gas producing activities on a per barrel of equivalent net hydrocarbon production basis, for each of the past three years were as follows:

                                              1997                             1996                             1995
                                 ------------------------------   ------------------------------   ------------------------------
                                   U.S.      INT'L      TOTAL       U.S.      INT'L      TOTAL       U.S.      INT'L      TOTAL
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
UNIT STATISTICS
  Weighted Average Price per
     Barrel of Net Production:
     Crude oil and
       condensate..............   $17.55     $18.20     $17.66     $18.40     $19.77     $18.58     $15.02     $16.28     $15.17
     Natural gas liquids.......    15.02      16.57      15.02      15.97      16.95      15.97      12.01      10.07      12.00
  Weighted Average Price per
     Thousand Cubic Feet of Net
     Marketable Natural Gas
     Produced..................     2.48       1.83       2.45       2.34       2.14       2.33       1.65       1.99       1.66
  Production Expenses (dollars
     per barrel of equivalent
     net hydrocarbon
     production)...............     3.60       3.57       3.60       3.91       3.54       3.88       3.76       3.75       3.76
  Results of Operations
     (dollars per barrel of
     equivalent net hydrocarbon
     production)...............     3.69       8.15       4.14       4.05       7.49       4.35       2.10       2.88       2.16

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

                                           1997                             1996                             1995
                              ------------------------------   ------------------------------   ------------------------------
                                U.S.      INT'L      TOTAL       U.S.      INT'L      TOTAL       U.S.      INT'L      TOTAL
                              --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                   (millions of dollars)
CAPITALIZED COSTS
  Proved properties.........  $12,645     $1,542    $14,187..  $21,085     $1,474    $22,559    $20,893     $1,423    $22,316
  Unproved properties.......    1,126          7    1,133..      1,195         15      1,210        866         22        888
  Support equipment and
     facilities.............      635         12    647....        530         10        540        416          9        425
                              -------     ------    -------    -------     ------    -------    -------     ------    -------
       Total Capitalized
          Costs.............   14,406      1,561    15,967..    22,810      1,499     24,309     22,175      1,454     23,629
  Accumulated depreciation,
     depletion and
     amortization...........    8,006        983    8,989..     13,125        890     14,015     12,671        775     13,446
                              -------     ------    -------    -------     ------    -------    -------     ------    -------
       NET CAPITALIZED
          COSTS.............  $ 6,400     $  578    $6,978..   $ 9,685     $  609    $10,294    $ 9,504     $  679    $10,183
                              -------     ------    -------    -------     ------    -------    -------     ------    -------
  Shell Oil's interest in
     net capitalized costs
     of equity companies....    2,901        107    3,008..         --        115        115         --        148        148
                              -------     ------    -------    -------     ------    -------    -------     ------    -------
       Total................  $ 9,301     $  685    $ 9,986    $ 9,685     $  724    $10,409    $ 9,504     $  827    $10,331
                              =======     ======    =======    =======     ======    =======    =======     ======    =======

COSTS INCURRED IN PROPERTY
  ACQUISITION, EXPLORATION
  AND DEVELOPMENT
  ACTIVITIES*
     Acquisition of
       properties
       Proved...............  $     7     $   --    $7......   $   205     $   --    $   205    $    15     $   --    $    15
       Other................      172         --    172....        140         --        140         64         (1)        63

     Exploration costs......      638          9    647....        583         42        625        423         58        481
     Development costs......    1,262         63    1,325..      1,157         39      1,196      1,015         29      1,044
                              -------     ------    -------    -------     ------    -------    -------     ------    -------
       Costs Incurred.......  $ 2,079     $   72    $2,151..   $ 2,085     $   81    $ 2,166    $ 1,517     $   86    $ 1,603
     Shell Oil's share of
       costs incurred by
       equity companies.....      150          6    156....         --          6          6         --        146        146
                              -------     ------    -------    -------     ------    -------    -------     ------    -------
       Total................  $ 2,229     $   78    $2,307..   $ 2,085     $   87    $ 2,172    $ 1,517     $  232    $ 1,749
                              =======     ======    =======    =======     ======    =======    =======     ======    =======

------------

* Costs have been categorized on the basis of Financial Accounting Standards Board definitions which include costs of oil and gas producing activities whether capitalized or charged to expense as incurred.

     Shell Oil's oil and gas exploration and development net wells drilled and the wells which were successful were as follows:

                                              1997                             1996                             1995
                                 ------------------------------   ------------------------------   ------------------------------
                                   U.S.      INT'L      TOTAL       U.S.      INT'L      TOTAL       U.S.      INT'L      TOTAL
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
NET WELLS DRILLED
  Exploratory
     Oil and Gas Wells.........      32        --          32          22       --           22         27       --           27
     Dry Holes.................      14        --          14          27        1           28         17        2           19
  Development
     Oil and Gas Wells.........      99        11         110         447        7          454        242        6          248
     Dry Holes.................       6        --           6          13       --           13          3       --            3
OIL AND GAS WELLS PRODUCING OR
CAPABLE OF PRODUCING
  Gross Wells
     Oil.......................   2,645       446       3,091      20,946      399       21,345     22,406      411       22,817
     Gas.......................   1,458        30       1,488       1,572       30        1,602      1,675       27        1,702
  Net Wells
     Oil.......................   1,803       119       1,922      13,071      107       13,178     13,548      111       13,659
     Gas.......................     942         9         951       1,042        9        1,051      1,114        8        1,122
  Number of net oil and gas
     wells above completed in
     more than one producing
     formation.................     223        10         233         419       10          429        384        1          385

     As of December 31, 1997, Shell Oil's interest in wells which were in the process of being drilled was as follows:

                                            EXPLORATORY        DEVELOPMENT           TOTAL
                                           -------------      -------------      -------------
                                           GROSS    NET       GROSS    NET       GROSS    NET
                                           -----    ---       -----    ---       -----    ---
WELLS IN PROCESS OF BEING DRILLED
     United States.......................    11      7.3        29     22.0        40     29.3
     International.......................    --       --         5      1.7         5      1.7
                                           ----     ----      ----     ----      ----     ----
          Total..........................    11      7.3        34     23.7        45     31.0
                                           ====     ====      ====     ====      ====     ====

     Acreage in which Shell Oil had an interest at the end of each of the periods indicated was as follows:

                                                 1997      1996      1995      1994      1993
                                                ------    ------    ------    ------    ------
                                                             (thousands of acres)
UNDEVELOPED ACREAGE
     Gross
       United States
          Onshore...........................     2,007     2,068     1,563     1,542     1,354
          Offshore..........................     5,919     5,238     4,668     2,797     4,086
       International........................     3,409     3,409    48,241    37,685    37,823
                                                ------    ------    ------    ------    ------
               TOTAL........................    11,335    10,715    54,472    42,024    43,263
                                                ======    ======    ======    ======    ======
     Net
       United States
          Onshore...........................       890     1,383     1,135       955       960
          Offshore..........................     5,919     5,223     4,543     2,717     3,717
       International........................     1,484     1,484    14,116    23,125    13,780
                                                ------    ------    ------    ------    ------
               TOTAL........................     8,293     8,090    19,794    26,797    18,457
                                                ======    ======    ======    ======    ======
PRODUCING OIL AND GAS ACREAGE
     Gross
       United States........................     1,588     2,929     2,339     1,281     1,329
       International........................       100       123       100        90        69
                                                ------    ------    ------    ------    ------
               TOTAL........................     1,688     3,052     2,439     1,371     1,398
                                                ======    ======    ======    ======    ======
     Net
       United States........................     1,199     2,448     1,973     1,003     1,072
       International........................        25        48        25        23        20
                                                ------    ------    ------    ------    ------
               TOTAL........................     1,224     2,496     1,998     1,026     1,092
                                                ======    ======    ======    ======    ======

     Net production (after deducting interests of others, including royalty) was as follows for the periods indicated:

        LIQUIDS (THOUSANDS OF BARRELS DAILY)
     NATURAL GAS (MILLIONS OF CUBIC FEET DAILY)       1997     1996     1995     1994     1993
     ------------------------------------------       -----    -----    -----    -----    -----
NET CRUDE OIL AND CONDENSATE PRODUCED
  Consolidated Companies
     United States
          Gulf of Mexico............................    197      161      154      133      113
          California................................     56      132      128      133      140
          Louisiana.................................      7        9       10        9        8
          Michigan..................................      7        7        7        7        8
          Texas.....................................     10       44       47       48       50
          Other.....................................     17       23       25       25       30
                                                      -----    -----    -----    -----    -----
          Total United States.......................    294      376      371      355      349
     International..................................     57       58       51       43       61
                                                      -----    -----    -----    -----    -----
          Total consolidated companies..............    351      434      422      398      410
  Shell Oil's interest in production of equity
     companies
     United States
          California................................     80       --       --       --       --
          Texas.....................................     34       --       --       --       --
          Other.....................................      2       --       --       --       --
                                                      -----    -----    -----    -----    -----
          Total United States.......................    116       --       --       --       --
     International..................................     40       38       34       31       29
                                                      -----    -----    -----    -----    -----
          Total equity companies....................    156       38       34       31       29
                                                      -----    -----    -----    -----    -----
TOTAL CRUDE OIL AND CONDENSATE PRODUCED.............    507      472      456      429      439
NATURAL GAS LIQUIDS PRODUCED
     Predominantly domestic
  Consolidated companies............................     73       75       70       61       54
  Shell Oil's interest in production of equity
     companies......................................      8       --       --       --       --
                                                      -----    -----    -----    -----    -----
TOTAL NATURAL GAS LIQUIDS PRODUCED..................     81       75       70       61       54
                                                      -----    -----    -----    -----    -----
TOTAL LIQUIDS PRODUCED..............................    588      547      526      490      493
                                                      =====    =====    =====    =====    =====
NET NATURAL GAS PRODUCED*
  Consolidated Companies
     United States
          Gulf of Mexico............................  1,216    1,135    1,012      785      741
          Louisiana.................................     52       49       87      120      129
          Michigan..................................     82       99      103      107      120
          Texas.....................................    267      360      382      345      370
          Other.....................................     28      155      180      205      115
                                                      -----    -----    -----    -----    -----
          Total United States.......................  1,645    1,798    1,764    1,562    1,475
     International..................................     86       82       61       67       39
                                                      -----    -----    -----    -----    -----
          TOTAL CONSOLIDATED COMPANIES..............  1,731    1,880    1,825    1,629    1,514
  Shell Oil's interest in production of equity
     companies
     United States
          California................................     29       --       --       --       --
          Texas.....................................     41       --       --       --       --
          Other.....................................     13       --       --       --       --
          Total United States.......................     83       --       --       --       --
     International..................................    124       98       55       53       44
                                                      -----    -----    -----    -----    -----
          Total equity companies....................    207       98       55       53       44
                                                      -----    -----    -----    -----    -----
TOTAL NATURAL GAS PRODUCED..........................  1,938    1,978    1,880    1,682    1,558
                                                      =====    =====    =====    =====    =====
NET NATURAL GAS AVAILABLE FOR MARKET, EXCLUDING
  CONSUMED IN OPERATIONS (DOES NOT INCLUDE SHELL
  OIL'S SHARE OF PRODUCTION FROM EQUITY
  COMPANIES)........................................  1,618    1,720    1,699    1,473    1,361

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

     Shell Oil reports its reserve position annually. Revisions to reserves are based on engineering analyses of individual reservoirs at the field level. Prior to finalizing the annual reserve report, a team of senior technical employees of Shell Oil reviews the reserve estimates, procedures and explanations of revisions for proven reservoirs.

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

     Estimated quantities of net proved oil, natural gas liquids and natural gas reserves and of changes in net quantities of proved developed and undeveloped reserves for each of the periods indicated were as follows:

                                                 CONSOLIDATED
                                                   COMPANIES                   EQUITY COMPANIES
                                          ---------------------------     --------------------------
                                           U.S.      INT'L     TOTAL       U.S.      INT'L     TOTAL     TOTAL
                                           ----      -----     -----       ----      -----     -----     -----
CRUDE OIL AND CONDENSATE (MILLIONS OF
  BARRELS)
Proved Developed and Undeveloped:
  Reserves at January 1, 1995...........   1,810      118       1,928         --       68        68      1,996
    Changes resulting from:
      Revisions of previous estimates...     (41)       7         (34)        --       --        --        (34)
      Improved recovery.................      16       --          16         --       --        --         16
      Purchases of reserves*............       2       --           2         --       13        13         15
      Extensions and discoveries........     145       10         155         --       --        --        155
      Sales of reserves.................     (17)      --         (17)        --       --        --        (17)
      Production........................    (135)     (19)       (154)        --       (8)       (8)      (162)
                                          ------     ----      ------     ------     ----      -----     -----
  Reserves at December 31, 1995.........   1,780      116       1,896                  73        73      1,969
    Changes resulting from:
      Revisions of previous estimates...      (3)       9           6         --       --        --          6
      Improved recovery.................      82       --          82         --       --        --         82
      Purchases of reserves*............      43       --          43         --       --        --         43
      Extensions and discoveries........      62       16          78         --       --        --         78
      Sales of reserves.................     (15)      --         (15)        --       --        --        (15)
      Production........................    (137)     (21)       (158)        --      (26)      (26)      (184)
                                          ------     ----      ------     ------     ----      -----     -----
  Reserves at December 31, 1996.........   1,812      120       1,932         --       47        47      1,979

                                                   (Footnotes on following page)

                                                 CONSOLIDATED
                                                   COMPANIES                   EQUITY COMPANIES
                                          ---------------------------     --------------------------
                                           U.S.      INT'L     TOTAL       U.S.      INT'L     TOTAL     TOTAL
                                           ----      -----     -----       ----      -----     -----     -----
    Changes resulting from:
      Revisions of previous estimates...     (51)      14         (37)        35       45        80         43
      Improved recovery.................       1       --           1          1       --         1          2
      Extensions and discoveries........     211       25         236         --       --        --        236
      Sales of reserves.................     (26)      --         (26)        --       --        --        (26)
      Transfers between
        consolidated/equity companies...    (994)      --        (994)       897       --       897        (97)
      Production........................    (107)     (21)       (128)       (43)     (15)      (58)      (186)
                                          ------     ----      ------     ------     ----      -----     -----
  Reserves at December 31, 1997.........     846      138         984        890       77       967      1,951
Proved Developed Crude Oil and
  Condensate Reserves at:
  December 31, 1995.....................   1,124       80       1,204         --       34        34      1,238
  December 31, 1996.....................   1,157       92       1,249         --        9         9      1,258
  December 31, 1997.....................     395      106         501        653       51       704      1,205
NATURAL GAS LIQUIDS (MILLIONS OF
  BARRELS)
Proved Developed and Undeveloped:
  Reserves at January 1, 1995...........     230        1         231         --       --        --        231
    Changes resulting from:
      Revisions of previous estimates...       7       --           7         --       --        --          7
      Extensions and discoveries........      28       --          28         --       --        --         28
      Sales of reserves.................      (1)      --          (1)        --       --        --         (1)
      Production........................     (26)      --         (26)        --       --        --        (26)
                                          ------     ----      ------     ------     ----      -----     -----
  Reserves at December 31, 1995.........     238        1         239         --       --        --        239
    Changes resulting from:
      Revisions of previous estimates...      (5)      --          (5)        --       --        --         (5)
      Extensions and discoveries........      19       --          19         --       --        --         19
      Sales of reserves.................      (1)      --          (1)        --       --        --         (1)
      Production........................     (28)      --         (28)        --       --        --        (28)
                                          ------     ----      ------     ------     ----      -----     -----
  Reserves at December 31, 1996.........     223        1         224         --       --        --        224
    Changes resulting from:
      Revisions of previous estimates...      16       --          16         (1)      --        (1)        15
      Extensions and discoveries........      26       --          26         --       --        --         26
      Sales of reserves.................      (2)      --          (2)        --       --        --         (2)
      Transfers between
        consolidated/equity companies...     (49)      --         (49)        45       --        45         (4)
      Production........................     (26)      --         (26)        (3)      --        (3)       (29)
                                          ------     ----      ------     ------     ----      -----     -----
  Reserves at December 31, 1997.........     188        1         189         41       --        41        230
Proved Developed Natural Gas Liquids
  Reserves at:
  December 31, 1995.....................     163        1         164         --       --        --        164
  December 31, 1996.....................     161        1         162         --       --        --        162
  December 31, 1997.....................     118        1         119         35       --        35        154
NATURAL GAS (BILLIONS OF CUBIC FEET)**
Proved Developed and Undeveloped:
  Reserves at January 1, 1995...........   5,546      265       5,811         --      306       306      6,117
    Changes resulting from:
      Revisions of previous estimates...     (76)      24         (52)        --       --        --        (52)
      Purchases of reserves*............       7       --           7         --      128       128        135
      Extensions and discoveries........     731       --         731         --       --        --        731
      Sales of reserves.................    (182)      --        (182)        --       --        --       (182)
      Production........................    (644)     (22)       (666)        --      (20)      (20)      (686)
                                          ------     ----      ------     ------     ----      -----     -----
  Reserves at December 31, 1995.........   5,382      267       5,649         --      414       414      6,063
    Changes resulting from:
      Revisions of previous estimates...     212       10         222         --       --        --        222
      Improved recovery.................       6       --           6         --       --        --          6
      Purchases of reserves*............     144       --         144         --       --        --        144
      Extensions and discoveries........     594       --         594         --       --        --        594
      Sales of reserves.................    (420)      --        (420)        --       --        --       (420)
      Production........................    (658)     (30)       (688)        --      (52)      (52)      (740)
                                          ------     ----      ------     ------     ----      -----     -----
  Reserves at December 31, 1996.........   5,260      247       5,507         --      362       362      5,869
    Changes resulting from:
      Revisions of previous estimates...       8       42          50         40      115       155        205
      Improved recovery.................      --       --          --          1       --         1          1
      Purchases of reserves*............       8       --           8         --       --        --          8
      Extensions and discoveries........     592       --         592          1       --         1        593
      Sales of reserves.................     (81)      --         (81)        (7)      --        (7)       (88)
      Transfers between
        consolidated/equity companies...    (582)      --        (582)       533       --       533        (49)
      Production........................    (601)     (31)       (632)       (29)     (45)      (74)      (706)
                                          ------     ----      ------     ------     ----      -----     -----
  Reserves at December 31, 1997.........   4,604      258       4,862        539      432       971      5,833

                                                   (Footnotes on following page)

                                                 CONSOLIDATED
                                                   COMPANIES                   EQUITY COMPANIES
                                          ---------------------------     --------------------------
                                           U.S.      INT'L     TOTAL       U.S.      INT'L     TOTAL     TOTAL
                                           ----      -----     -----       ----      -----     -----     -----
Proved Developed Natural Gas Reserves
  at:
  December 31, 1995.....................   3,464      267       3,731         --      112       112      3,834
  December 31, 1996.....................   3,272      247       3,519         --       59        59      3,578
  December 31, 1997.....................   3,017      258       3,275        380      233       613      3,888

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

     For this purpose, individual estimates of production quantities, revenues and costs were developed for major fields and combinations of smaller, closely related fields. These fields contained approximately 80 percent of Total Shell Oil E&P's total estimated proved reserves. Estimates for the remaining fields were developed in the aggregate by major geographic regions. Extensive judgments are involved in estimating the timing of production and the costs that will be incurred throughout the remaining lives of these fields. Therefore, the results may not be comparable to estimates disclosed by other oil and gas producers.

     The standardized measure of discounted future net cash flows related to proved oil and gas reserves at the end of each year was as follows:

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                        FROM PROVED OIL AND GAS RESERVES

                                           CONSOLIDATED COMPANIES          EQUITY COMPANIES
                                         --------------------------   --------------------------
                                          U.S.     INT'L     TOTAL     U.S.     INT'L     TOTAL     TOTAL
                                         -------   ------   -------   -------   ------   -------   -------
                                                               (MILLIONS OF DOLLARS)
AT DECEMBER 31, 1997
  Future cash inflows..................  $27,085   $2,619   $29,704   $13,838   $2,574   $16,412   $46,116
  Future production and development
    costs..............................    9,535      887    10,422     7,028    1,311     8,339    18,761
  Future income tax expense............    5,380      498     5,878     1,864      562     2,426     8,304
                                         -------   ------   -------   -------   ------   -------   -------
  Future net cash flows*...............   12,170    1,234    13,404     4,946      701     5,647    19,051
  10% annual discount for estimated
    timing of cash flows...............    3,859      375     4,234     2,348      249     2,597     6,831
                                         -------   ------   -------   -------   ------   -------   -------
  Standardized measure of discounted
    future net cash flows..............  $ 8,311   $  859   $ 9,170   $ 2,598   $  452   $ 3,050   $12,220
                                         =======   ======   =======   =======   ======   =======   =======
AT DECEMBER 31, 1996
  Future cash inflows..................  $63,131   $3,414   $66,545        --   $3,231   $ 3,231   $69,776
  Future production and development
    costs..............................   17,468      917    18,385        --    1,368     1,368    19,753
  Future income tax expense............   14,952      805    15,757        --      776       776    16,533
                                         -------   ------   -------   -------   ------   -------   -------
  Future net cash flows*...............   30,711    1,692    32,403        --    1,087     1,087    33,490
  10% annual discount for estimated
    timing of cash flows...............   12,202      483    12,685        --      419       419    13,104
                                         -------   ------   -------   -------   ------   -------   -------
  Standardized measure of discounted
    future net cash flows..............  $18,509   $1,209   $19,718        --   $  668   $   668   $20,386
                                         =======   ======   =======   =======   ======   =======   =======
AT DECEMBER 31, 1995
  Future cash inflows..................  $41,076   $2,640   $43,716        --   $2,767   $ 2,767   $46,483
  Future production and development
    costs..............................   16,447      869    17,316        --    1,034     1,034    18,350
  Future income tax expense............    7,051      467     7,518        --      713       713     8,231
                                         -------   ------   -------   -------   ------   -------   -------
  Future net cash flows*...............   17,578    1,304    18,882        --    1,020     1,020    19,902
  10% annual discount for estimated
    timing of cash flows...............    7,125      399     7,524        --      368       368     7,892
                                         -------   ------   -------   -------   ------   -------   -------
  Standardized measure of discounted
    future net cash flows..............  $10,453   $  905   $11,358        --   $  652   $   652   $12,010
                                         =======   ======   =======   =======   ======   =======   =======

------------

* Future net cash flows were estimated using year-end prices and costs, and currently enacted tax rates. Total Shell Oil E&P domestic and international weighted average crude oil prices at year-end 1997 were $14.21 and $15.93 per barrel, respectively, compared to year-end 1996 prices of $21.35 and $23.51 per barrel, respectively, and year-end 1995 prices of $15.14 and $18.54 per barrel, respectively.

     The aggregate change in the standardized measure of discounted future net cash flows was a decrease of $8,166 million in 1997, an increase of $8,376 million in 1996, and an increase of $2,598 million in 1995. The principal sources of change were as follows:

                                                                1997        1996        1995
                                                              --------    --------    --------
                                                                   (millions of dollars)
CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED
  FUTURE NET CASH FLOWS
     Sales and transfers of oil and gas produced, net of
       production costs.....................................  $(3,794)    $(3,543)    $(2,438)
     Net changes in prices and costs........................  (13,802)     11,662       2,530
     Extensions, discoveries, additions and improved
       recovery, less related costs.........................    2,628       3,006       1,840
     Net purchases and sales of reserves....................   (1,084)       (237)       (238)
     Development costs incurred during the period...........    1,470       1,196       1,044
     Revisions of previous reserve estimates................      514         400         (50)
     Accretion of discount..................................    3,021       1,582       1,205
     Net change in income taxes.............................    4,717      (4,923)     (1,209)

OIL PRODUCTS

  General

     The Oil Products business is engaged in the refining, transporting and marketing of oil products, principally in the United States. This segment is oriented toward light fuel products; accordingly, refineries are designed to produce large quantities of motor gasoline and other light fuels. During 1997, Shell Oil was a leading U.S. marketer of gasoline and an important supplier of aviation fuels, lubricants, distillates and asphalts.

     Total revenues, operating profit and segment income for Oil Products' activities for each of the past three years, together with capital expenditures and related identifiable assets at the end of each year, were as set out below. For additional information, see Note 18 of the Notes to Consolidated Financial Statements included in Item 14a.

                                                          1997           1996           1995
                                                        --------       --------       --------
                                                                (millions of dollars)
REVENUES
     Sales and other operating revenue..............    $20,491        $21,465        $17,375
     Other revenue..................................         15             17             11
     Intersegment transfers.........................      1,541          1,265            969
                                                        -------        -------        -------
               TOTAL REVENUES.......................     22,047         22,747         18,355

COSTS AND EXPENSES
     Costs and operating expenses...................     21,075         21,746         17,212
     Depreciation, depletion, amortization and
       retirements..................................        438            391            365
                                                        -------        -------        -------
               OPERATING PROFIT.....................        534            610            778
     Allocated corporate expenses...................         39             36             34
     Allocated income taxes.........................        136            196            232
     Minority interest..............................          8              5             --
     Equity in net (income) loss of others..........        (82)           (13)            55
                                                        -------        -------        -------
               INCOME FROM ONGOING OPERATIONS.......        433            386            457
     Other charges (credits)*.......................         (9)             3            (17)
                                                        -------        -------        -------
               SEGMENT NET INCOME...................    $   442        $   383        $   474
                                                        =======        =======        =======

CAPITAL EXPENDITURES................................    $   554        $   726        $ 1,065
                                                        =======        =======        =======

IDENTIFIABLE ASSETS AT DECEMBER 31..................    $ 9,277        $ 9,326        $ 8,763
                                                        =======        =======        =======

------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

     On January 15, 1998, Shell Oil and Texaco Inc. (Texaco) reached agreement on the formation and operational start up of Equilon Enterprises LLC, (Equilon), a Delaware limited liability company. Equilon is a joint venture which combines major elements of both companies' western and midwestern United States refining and marketing businesses and their nationwide trading, transportation and lubricants businesses. Shell Oil owns 56 percent and Texaco owns 44 percent of Equilon.

     Equilon will continue to use these assets in the refining, marketing, trading, transportation and lubricants businesses and will market petroleum and other products directly and through independent wholesalers and retailers. Equilon will have exclusive rights to use the Shell and Texaco brands on refined oil product sales in those areas of the United States where Equilon is authorized to conduct its respective businesses.

     Under the terms of a consent agreement accepted by the Federal Trade Commission and similar agreements with the attorneys general of California, Hawaii, Oregon and Washington, certain assets will be divested, including Shell Oil's Anacortes, Washington refinery, certain Texaco and Shell Oil marketing assets in southern California and Hawaii, and certain pipeline interests.

     Texaco, Shell Oil and Saudi Refining, Inc. (a corporate affiliate of Saudi Aramco) are finalizing agreements for a separate joint venture involving their eastern United States and Gulf Coast refining and marketing businesses. The parties are optimistic that this second transaction will be concluded early in 1998. This venture is planned to be owned 35 percent by Shell Oil, 32.5 percent by Texaco and 32.5 percent by Saudi Refining, Inc. (such ownership to be subject to adjustment in the future based on the performance of the assets).

  Supplies

     During 1997, Shell Oil supplemented its own crude oil production to meet its requirements by the purchase of crude oil from both domestic and international sources. About 34 percent of Shell Oil's net crude supply came from sources outside the United States; approximately 25 percent was purchased from government oil companies in three foreign countries and 9 percent was purchased from other international sources, including companies affiliated with the Royal Dutch/Shell Group of Companies.

     Net sources of crude oil were as follows for the periods indicated:

                                                    1997        1996        1995        1994        1993
                                                  --------    --------    --------    --------    --------
                                                                (thousands of barrels daily)
NET SOURCES OF CRUDE OIL
     United States..............................     664         623         547         561         527
     International..............................     337         320         294         329         339
                                                   -----       -----       -----       -----       -----
          TOTAL.................................   1,001         943         841         890         866
                                                   =====       =====       =====       =====       =====

  Manufacturing

     During 1997, Shell Oil owned and operated refining facilities located at Martinez, California; Wood River, Illinois; Norco, Louisiana; Odessa, Texas; and Anacortes, Washington. Additionally, the Company and a subsidiary of Mexico's national oil company Petroleos Mexicanos (Pemex) are in a 50/50 joint venture at the Deer Park, Texas refinery; Shell Oil operates the refinery on behalf of the venture.

     In 1996, Shell Oil's chemical products business segment acquired a refinery in Mobile, Alabama. The refinery acquisition was made to assure the chemical products segment advantaged feedstocks for its olefins operations at chemical plants at Norco, Louisiana and Deer Park, Texas. Operating statistics for this refinery are included in the Refinery Processing Intakes and Other Refinery Statistics tables in this section; however, revenues and costs attributable to this refinery are reflected in the chemical products business segment.

     Refinery processing intakes of crude oil, natural gas liquids and other raw materials for the manufacture of petroleum products at refineries and certain other refinery statistics were as follows for the periods indicated:

                                                        1997     1996    1995      1994        1993
                                                        -----    ----    ----    --------    --------
                                                                (thousands of barrels daily)
REFINERY PROCESSING INTAKES
     Anacortes, Washington............................    113     114     105         107         107
     Deer Park, Texas*................................    131     126     101         112         142
     Martinez, California.............................    161     150     165         161         168
     Mobile, Alabama**................................     67      29      --          --          --
     Norco, Louisiana.................................    256     250     236         239         232
     Odessa, Texas....................................     25      24      24          24          26
     Wood River, Illinois.............................    292     278     256         262         243
                                                        -----    ----    ----     -------      ------
          TOTAL.......................................  1,045     971     887         905         918
                                                        =====    ====    ====     =======      ======
OTHER REFINERY STATISTICS*
     Operable capacity of crude oil distillation units
       at beginning of year...........................    988     907***  856         847         892***
     Refinery intakes to crude oil distillation
       units..........................................    984     901     821         850         854
     Refinery crude oil distillation unit intakes as a
       percent of operable capacity at beginning of
       year...........................................   99.6%   99.3%   95.9%      100.4%       95.7%
     Own net produced crude oil and natural gas
       liquids as a percent of intakes to crude oil
       distillation units.............................   43.1%   56.5%   59.9%       54.0%       54.3%

---------------

  * Reflects the Company's 50% equity interest in the Deer Park Refinery, effective April 1, 1993.

 ** The Mobile plant was purchased in August, 1996.

*** Adjusted to reflect the Company's purchase of the Mobile plant in August, 1996, and the Company's 50% equity interest in the Deer Park Refinery, effective April 1, 1993.

  Transportation

     At December 31, 1997, Shell Oil's wholly owned pipeline system consisted of approximately 6,321 miles of pipelines of various sizes, of which 2,971 miles were crude gathering and trunk lines, 3,069 miles were product lines, 264 miles were natural gas lines and 17 miles were carbon dioxide lines. In addition Shell Oil had varying stock, partnership or undivided interests in pipelines consisting of approximately 3,334 miles of crude lines, 7,402 miles of product lines, 791 miles of carbon dioxide lines and 353 miles of natural gas lines. Shell Oil also engages tankers and barges by a variety of methods, including spot charters, short-term and long-term charters, contracts of affreightment and other contractual arrangements for transportation of crude oil and products. Oil products are also delivered to customers by truck and rail.

     In 1997, in the Gulf of Mexico, four new joint ventures as well as Shell Oil's wholly owned Auger pipeline system significantly increased ability to serve Shell Oil's needs and those of other Gulf of Mexico producers. Pipeline capacity was increased by 900,000 barrels per day. For 1998 one joint venture has planned an expansion and one new pipeline will be constructed for Ursa production.

     In January 1997, Shell Pipe Line Corporation leased the Department of Energy's Strategic Petroleum Reserve storage facility located at St. James, Louisiana. This facility provides two million barrels of above ground storage tankage, is connected to four major pipelines and has two marine docks. It is strategically located between Capline's five million barrel storage facility and LOCAP's two million barrel storage facility and will provide receipt, storage and delivery services for the increasing supply of domestic and foreign crude oil projected for this area.

  Marketing

     During 1997, Shell Oil distributed oil products principally under the "Shell" symbol or other trademarks in which the word "Shell" appears. Oil marketing operations were carried out through transportation systems, terminals, bulk distributing plants and, at the end of 1997, approximately 9,300 service stations displaying Shell trademarks. These stations are located in 40 states and the District of Columbia.

     The number of service stations was as follows at the end of the periods indicated:

                                                      1997       1996       1995       1994       1993
                                                    --------   --------   --------   --------   --------
SERVICE STATIONS*
     Leased or owned..............................    3,900      3,900      3,900      4,000      3,900
     Jobber and other.............................    5,400      5,000      4,700      4,600      4,800
                                                     ------     ------     ------     ------     ------
          TOTAL...................................    9,300      8,900      8,600      8,600      8,700
                                                     ======     ======     ======     ======     ======
------------
* Rounded to nearest hundred.

     Shell Oil's refined product revenues and sales volumes were as follows for the periods indicated:

                                             1997        1996        1995        1994        1993
                                           --------    --------    --------    --------    --------
                                                            (millions of dollars)
REFINED PRODUCT REVENUES
  Automotive gasoline....................  $ 9,029     $ 8,660     $ 7,642     $ 6,818     $ 6,687
  Jet fuel...............................    1,491       1,523       1,119       1,160       1,242
  Kerosene, heating and diesel oils......    1,484       1,230         601         462         449
  Heavy fuel oils........................      325         374         454         404         423
  Propane and other LPG..................      675         718         451         398         419
  Asphalt................................      342         309         284         240         230
  Lubricants, grease, process oils and
     wax.................................      601         604         614         596         551
  Coke...................................       74          60          29          20          22
  All other products.....................      965       1,119         922         962         763
                                           -------     -------     -------     -------     -------
       TOTAL.............................  $14,986     $14,597     $12,116     $11,060     $10,786
                                           =======     =======     =======     =======     =======
                                                         (thousands of barrels daily)
REFINED PRODUCT SALES VOLUMES
  Automotive gasoline....................      804         751         750         685         638
  Jet fuel...............................      163         154         139         145         143
  Kerosene, heating and diesel oils......      166         124          73          59          54
  Heavy fuel oils........................       58          60          82          87         103
  Propane and other LPG..................      101         114          98          88          89
  Asphalt................................       46          45          42          40          37
  Lubricants, grease, process oils and
     wax.................................       18          18          19          19          17
  Coke...................................       30          25          14           6           6
  All other products.....................      123         130         131         143         113
                                           -------     -------     -------     -------     -------
       TOTAL.............................    1,509       1,421       1,348       1,272       1,200
                                           =======     =======     =======     =======     =======

CHEMICAL PRODUCTS

     Shell Oil is a major producer primarily in the United States of olefins, aromatics, phenol, detergent alcohols, ethylene oxide and derivatives, thermoplastic elastomers, epoxy and specialty resins, oxygenated and hydrocarbon solvents and polyester resins. These basic chemical products are used in many consumer and industrial products and processes. They are sold primarily to industrial markets in the United States through Shell Oil's own sales force; some products are also sold through distributors. Approximately 17 percent of chemical sales are outside the United States. Chemical products are delivered to customers principally by rail, truck, ship and pipeline. In addition, petrochemicals are manufactured by a joint venture with Saudi Basic Industries Corporation and sold in worldwide markets. Catalysts are manufactured and sold through joint ventures with affiliated and other parties. To further improve long-term profitability, Shell Oil continues to pursue new business ventures and growth opportunities in areas that complement its strengths in technology and feedstocks.

     Total revenues, operating profit and segment net income for Chemical Products' activities for each of the past three years, together with capital expenditures and related identifiable assets at the end of each year, were as set out below. For additional information, see Note 18 of the Notes to Consolidated Financial Statements included in Item 14a.

                                                             1997      1996      1995
                                                            ------    ------    ------
                                                              (millions of dollars)
REVENUES
     Sales and other operating revenue....................  $4,725    $4,305    $4,841
     Other revenue........................................      (2)        8        15
     Intersegment transfers...............................     489       213       152
                                                            ------    ------    ------
               TOTAL REVENUES.............................   5,212     4,526     5,008

COSTS AND EXPENSES
     Costs and operating expenses.........................   4,246     3,958     3,778
     Depreciation, depletion, amortization and
       retirements........................................     270       271       273
                                                            ------    ------    ------
               OPERATING PROFIT...........................     696       297       957
     Allocated corporate expenses.........................      22        23        17
     Allocated income taxes...............................     246        78       371
     Minority interests...................................       9        --        --
     Equity in net income of others.......................     (55)      (57)     (135)
                                                            ------    ------    ------
               INCOME FROM ONGOING OPERATIONS.............     474       253       704
     Other charges*.......................................      17        10        10
                                                            ------    ------    ------
               SEGMENT NET INCOME.........................  $  457    $  243    $  694
                                                            ======    ======    ======
CAPITAL EXPENDITURES......................................  $  348    $  582    $  422
                                                            ======    ======    ======
IDENTIFIABLE ASSETS AT DECEMBER 31........................  $5,342    $5,089    $4,836
                                                            ======    ======    ======

------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

     Chemical sales revenues were as follows for the periods indicated:

                                          1997      1996      1995      1994      1993
                                         ------    ------    ------    ------    ------
                                                     (millions of dollars)
Primaries (olefins, aromatics).........  $1,543    $1,411    $1,184    $1,024    $  869
Intermediates and solvents.............   1,665     1,505     1,644     1,314     1,211
Polymers...............................   1,268     1,309     1,861     1,550     1,434
Other..................................     131        27        82        78        84
                                         ------    ------    ------    ------    ------
                                         $4,607    $4,252    $4,771    $3,966    $3,598
                                         ======    ======    ======    ======    ======

     Shell Oil owns and operates manufacturing facilities located at Mobile, Alabama; Martinez, California; Lakeland, Florida; Argo and Wood River, Illinois; Geismar, Norco, Taft and Reserve, Louisiana; Belpre, Ohio; Deer Park, Texas; Pt. Pleasant, West Virginia; and Altamira, Mexico. In 1997, Shell Oil completed and began operation of the 200 million-pound-a-year polyester resins plant in Altamira, Mexico. Also in 1997, construction of a 200 million-pound-per-year Corterra(R) Polymers unit began at Geismar, Louisiana; this unit is scheduled for completion in 1999. Corterra Polymers is a new proprietary material which is targeted initially to the needs of the carpet and textile industries. To support the new facility, Shell Oil is also building additional production capacity for 160 million pounds of 1,3 propanediol (PDO) per year at Geismar. PDO is a key raw material for Corterra Polymers with additional uses for PDO being developed, such as polyol monomer, a reactant and solvent. Also at Geismar, construction began for a 50 million-pound-per-year plant for the manufacture of Carilon(R) Polymers. Applications for Carilon Polymers include automotive components, industrial pipe and liners, electrical connectors and enclosures, industrial packaging, protective coatings and high-strength fibers. At the Deer Park Chemical Plant, a June 1997 explosion and fire damaged an olefins unit. The unit was rebuilt and began operations in February 1998. Also at Deer Park, design and engineering work has begun for the construction of additional phenol capacity, with the unit scheduled to begin operation in late 1999, adding 500 million pounds per year of phenol capacity and 300 million pounds per year of acetone capacity.

OTHER BUSINESSES

     A subsidiary of Shell Oil, established primarily to provide traditional business services and business infrastructure support to Shell Oil, has begun marketing its services to external customers. A small but growing portion of this subsidiary's revenues are being generated from third party customers.

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

  Environmental Matters

     Federal environmental laws and regulations including the National Environmental Policy Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; the Comprehensive Environmental Response, Compensation and Liability Act; and their implementing regulations, as well as numerous state and local environmental laws, continue to have a significant impact on Shell Oil's operations. Additional information concerning the effect that compliance with such environmental requirements may have on capital expenditures, earnings and competitive position, including information concerning allegations or claims received regarding site cleanup obligations, is incorporated herein by reference from Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental Matters (pages 33-34), and Item 3. Legal Proceedings (pages 20-22).

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

  Research

     Total research and development expenses charged to income (including applicable operating taxes and depreciation) in 1997 amounted to $199 million, compared with $173 million in 1996 and $167 million in 1995. In 1997, about 63 percent was spent on Shell Oil sponsored research and development activities relating to the improvement of existing, and the development of new, products and processes, as compared to 66 percent in 1996 and 74 percent in 1995. The remainder in each period was spent primarily on oil and gas exploration and production activities.

     The Company and another company of the Royal Dutch/Shell Group of Companies have an arrangement whereby each will perform for, and exchange with, the other, research services in petroleum technology, chemicals and other fields. In addition, certain subsidiaries of the Company have technology sharing agreements with certain other affiliates.

ITEM 3. LEGAL PROCEEDINGS

     Since 1984, the Company has been named as a defendant in numerous product liability cases, including class actions, involving the failure of residential plumbing systems constructed with polybutylene plastic pipe. The Company has also been sued regarding failures in polybutylene pipe connecting users with utility water lines and polybutylene pipe used in municipal water distribution systems. The polybutylene pipe was manufactured primarily by United States Brass Corporation and Vanguard Plastics, Inc. using polybutylene resin supplied by the Company to fabricate the pipe and initially, in the case of residential plumbing systems, polyacetal resin supplied by E.I. DuPont de Nemours and Company (DuPont) and Hoechst Celanese Corporation (Hoechst Celanese) to fabricate the pipe fittings. The plaintiffs in the litigation claim property damages and, in some cases, fraud and intentional misrepresentation seeking punitive damages. The Company's position is, and most of the judgments to date have confirmed that, most of the leaks in residential plumbing systems have occurred due to the failure of the polyacetal insert fittings. Polyacetal is no longer used to manufacture insert fittings for these systems and during 1996, the Company announced it would no longer sell polybutylene resin for use in the domestic pipe market. The Company, DuPont & Hoechst Celanese have agreed on a mechanism to fund the payment of most of the residential plumbing claims in the United States as the result of two class action settlements (the "class action settlement"). The class action settlement provides for the creation of an entity to receive and handle claims and for a $950 million fund to pay such claims, which claims may be filed until 2009, depending on various factors. If the settlement funds are exhausted, additional funds may be provided by the defendants or claimants who have not received their full benefits under the class action settlement may seek their remedy in a new court proceeding at that time. Additionally, a small percentage of defendants have opted out of the class action settlement and some have asserted their claims outside such settlement. Significant issues remain to be resolved as to how costs will be shared among the defendants. One fittings co-defendant has agreed to fund 10% of all acetal fitting costs related to the class action settlement; the Company and the other fittings co-defendant have agreed to arbitrate to determine how the remaining acetal fittings portion of the cost of the class action settlement will be shared between them. Additionally, in matters outside the residential plumbing claims and the class action settlement, claims continue to be filed involving problems with polybutylene pipe used in municipal water distribution systems. The Company will continue to defend these matters vigorously but it cannot currently predict when or how polybutylene related matters will finally be resolved.

     In December 1993, a Los Angeles County Superior Court jury, in two consolidated lawsuits against the Company and its subsidiary involving the condition of the Dominguez oil field, returned a verdict against "Shell" in the amount of $46.9 million compensatory damages and $173 million punitive damages. Plaintiffs allege they were defrauded, that the oil and gas lease was breached, and that soil contamination on the property constitutes a continuing trespass. In January of 1998, the California Court of Appeal reversed the jury's verdicts of fraud, breach of lease and continuing trespass and reversed the $220 million judgment. While plaintiffs are expected to seek further review of this appellate decision, the Company believes that the Court of Appeal was clearly correct in all its holdings and its decision will be sustained in full.

     The Company, along with its parent companies and other affiliated companies, was sued in the United States District Court for the Southern District of New York in January of 1995 by Union Carbide Corporation concerning a proposed joint venture between affiliates of the Company and another company involving their polyolefins businesses. The plaintiff alleged, among other things, that the new venture caused a breach of certain contractual obligations of the Company to Union Carbide. The Company strongly contests these allegations. Trial of the matter is scheduled for later in 1998.

     Numerous lawsuits have been filed and demands made against Shell Oil, as well as other large producers, by federal and state governmental parties and private parties alleging underpayment of oil and gas royalty. While significant amounts have been alleged to be due in connection with these claims, numerous factual issues distinguish each claim and such issues must be individually analyzed in each case. In February 1998, Shell Oil was advised of the Department of Justice's intention to intervene in private litigation asserting underpayment of royalties due the federal government on production from offshore and onshore federal lands. This litigation includes allegations under the False Claims Act which allows recovery of treble damages. Based on progress to date in analyzing and resolving these matters, Shell Oil believes that it can defend successfully that its past royalty payments have been made on a fair and legally justifiable basis and expects to resolve these issues over time, as the result of negotiation or litigation if necessary.

     In 1995, the Company received a Notice of Violation/Finding of Violation from the EPA Region V alleging violations under the Clean Air Act and the Illinois State Implementation Plan by the Shell Wood River Refining Company ("Wood River"). The Company and the EPA are engaging in discussions regarding the allegations of the notice. Wood River received a letter from the Office of the United States Attorney, Southern District of Illinois, informing of that office's consideration of filing federal charges against Wood River alleging violations of the Migratory Bird Treaty Act. Wood River and the U.S. Attorney's Office are engaging in discussions seeking to resolve this matter.

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

     The Company has received numerous claims concerning potential liabilities in connection with environmental laws involving past and present operating and waste disposal locations (as further discussed in the Environmental Matters section of the Management Discussion and Analysis, pages 33-34). At the Company's former Torrance, California Plant, remediation studies have progressed sufficiently to enable the Company to conclude that it is unlikely a material liability exists concerning that site. At the Rocky Mountain Arsenal in Colorado where the Company accrued $500 million to pay for its share of clean up costs, the balance remaining as of December 31, 1997 was $195 million, which the Company believes will be adequate to meet its obligations in connection with the site.

     Numerous federal, state and local income, property and excise tax returns of Shell Oil are being examined by the respective taxing authorities, and certain interpretations by Shell Oil of the complex tax statutes, regulations and practices are being challenged in administrative proceedings and in federal and state actions. Specifically, on October 16, 1997, the United States District Court in Delaware issued an opinion holding that certain income tax credits recorded by Shell Oil in previous years arising out of production of oil from tar sands were denied because the Court determined that Shell Oil had used the wrong definition of tar sands production to calculate the same. Shell Oil is currently examining the effect of this decision on other previously recorded tar sands tax credits. However, Shell Oil believes that the District Court decision was incorrect and intends to vigorously appeal such decision. In any case, Shell Oil believes that many of its tar sands tax credits are validly claimed under the alternative definition asserted by the government in the District Court case.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     The Company's common stock is not publicly traded.

     Cash dividends were paid quarterly as follows:

                                                1997                                        1996
                              -----------------------------------------   -----------------------------------------
                               FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND     THIRD      FOURTH
                               -----      ------     -----      ------     -----      ------     -----      ------
                                                              (millions of dollars)
Cash dividends..............    $400       $400       $400       $400       $350       $350       $400       $400

ITEM 6. SELECTED FINANCIAL DATA.

     Selected financial data is presented below for the periods indicated.

                                               1997       1996       1995       1994       1993
                                             --------   --------   --------   --------   --------
                                                            (millions of dollars)
STATEMENT OF INCOME DATA
     Revenues..............................  $28,959    $29,151    $24,650    $21,581    $21,092
     Costs and expenses....................   26,855     27,130     23,130     21,073     20,311
                                             -------    -------    -------    -------    -------
     Net income............................  $ 2,104    $ 2,021    $ 1,520    $   508    $   781
                                             =======    =======    =======    =======    =======
BALANCE SHEET DATA
     Total assets..........................  $29,601    $28,709    $27,021    $26,379    $26,851
     Gross investment*.....................   38,540     42,779     41,150     40,045     39,822
     Total debt............................    4,124      3,212      3,251      2,995      3,014
     Deferred income tax liability.........    3,339      3,229      2,841      3,137      3,754
     Shareholder's equity..................   14,878     14,374     13,853     13,733     14,624
STATEMENT OF CASH FLOWS
     Cash provided by operating
       activities..........................  $ 3,321    $ 4,124    $ 3,473    $ 3,014    $ 3,172
     Capital expenditures..................    3,131      3,414      2,957      2,451      1,981
     Cash dividends........................    1,600      1,500      1,400      1,400        763

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

KEY FINANCIAL RESULTS

     -- Net income in 1997 was a record $2,104 million, compared with net income of $2,021 million in 1996 and $1,520 million in 1995.

     -- Adjusted net income, which excludes special items, was a record $1,890 million in 1997, compared with $1,860 million in 1996 and $1,408 million in 1995.

     -- Cash flows from operating activities in 1997 were $3,321 million, compared with $4,124 million in 1996 and $3,473 million in 1995.

     -- Revenues in 1997 were $29.0 billion, down from $29.2 billion in 1996, but up from $24.6 billion in 1995.

     -- Shareholder's equity was $14.9 billion at the end of 1997, up from $14.4 billion in 1996 and $13.9 billion in 1995.

     -- Net income as a percent of net investment was 10.6 percent in 1997, compared with 10.5 percent in 1996 and 8.0 percent in 1995.

     -- Total debt at the end of 1997 was $4,124 million compared with $3,212 million in 1996 and $3,251 million at year-end 1995. At that level, it represented 21.7 percent of total capital, compared with 18.3 percent at year-end 1996 and 19.0 percent at the end of 1995.

OIL AND GAS EXPLORATION AND PRODUCTION

                     INCOME HIGHLIGHTS                        1997      1996     1995
                     -----------------                       ------    ------    ----
Income from Ongoing Operations.............................  $1,380    $1,351    $622
Other Charges*.............................................      (2)       (2)     (1)
                                                             ------    ------    ----
Segment Net Income.........................................   1,378     1,349     621
Special Items (includes "Other Charges")...................      96        37      51
                                                             ------    ------    ----
Adjusted Net Income........................................  $1,282    $1,312    $570
                                                             ======    ======    ====

---------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

     Oil and Gas Exploration and Production income from ongoing operations was $1,380 million in 1997, compared with $1,351 million in 1996 and $622 million in 1995. Income from ongoing operations excludes charges to segment net income which are associated with major product classifications for which there has been no revenue stream or investment for the past five years. Segment net income in 1997 was $1,378 million, compared with $1,349 million in 1996 and $621 million in 1995.

     Adjusted net income, which excludes special items, was $1,282 million in 1997, a decrease of $30 million from 1996, but an increase of $712 million over 1995. The $30 million decline, 1997 to 1996, was due to lower crude oil prices and natural gas production, and higher operating costs which more than offset the benefits from increased domestic crude oil and natural gas liquids production.

     Shell Oil domestic crude oil prices fell about $6.50 per barrel during 1997 and continued to decline into 1998. While this resulted in lower earnings during the second half of 1997, earnings benefits from increased domestic crude oil production almost offset the effects of this sharp price decline.

     Special items increased segment net income by $96 million in 1997, $37 million in 1996 and $51 million in 1995. Special items in 1997 included gains totaling $55 million from the sale of oil and gas assets, the effects from favorable resolution of litigation of $33 million, and tax credits and adjustments of $24 million. Partially offsetting these benefits was a total of $14 million in charges, representing a retroactive adjustment to ownership at a producing location and an asset write-off. Special items in 1996 included gains totaling $48 million related to the sale of oil and gas properties, and $45 million from prior-year tax adjustments. Partially offsetting these benefits were $30 million in charges against litigation and royalty reserves, and a $24 million asset write-off. Special items in 1995 included a benefit from tax losses totaling $125 million and an additional $30 million benefit as the result of prior-year tax adjustments. Also benefiting net income in 1995 were gains totaling $51 million related to the sale of oil and gas properties and the receipt of $21 million in compensation related to a previously expropriated international asset. Partially offsetting these benefits were a $145 million after-tax charge related to the adoption of Statement of Financial Accounting Standards No. 121 and $26 million in provisions for litigation and property damages.

     Cash provided by operating activities was $2,680 million in 1997, compared with $2,493 million in 1996, and $1,923 million in 1995.

     Production -- Domestic net crude oil production, on a barrels per day basis, averaged 410,000 in 1997, 376,000 in 1996 and 371,000 in 1995. Domestic
production has now increased for the fourth consecutive year. In 1997, production increased 9 percent over 1996.

     International net production, on a barrels per day basis, averaged 57,000 in 1997, down 1,000 from 1996, but up 6,000 over 1995. While production was essentially the same in 1997 as in 1996, the increased production in 1996 over 1995 was primarily attributable to new production in China.

     Average net domestic natural gas production was 1,728 million cubic feet per day in 1997. Production declined from both 1996 and 1995 levels by 4 percent and 2 percent, respectively.

     Net natural gas liquids production, on a barrels per day basis, was 81,000 in 1997, up 6,000 over 1996 and 11,000 over 1995. The 1997 average price of $15.02 was $.95 lower than 1996, but $3.02 higher than 1995.

     As indicated above, in the 1997 to 1996 comparison, Shell Oil's production of domestic crude oil increased 9 percent and natural gas declined 4 percent. These results, which were below previously anticipated increases, occurred despite very strong increases in deepwater production and were caused by operational shutdowns to modify facilities to provide for future increases in production, steeper than expected production declines in certain mature fields, property sales, and fewer attractive property acquisition opportunities, as well as normal declines in other fields. Based upon current results from existing operations, existing and planned developments, and assuming no reductions in existing production except due to normal declines in producing fields, Shell Oil's anticipated average annual production growth rate through 2001 is 10 to 15 percent for oil and 7 to 10 percent for gas.

     Domestic crude oil and gas production numbers include Shell Oil's net production plus a prorata share, based on ownership interest, of domestic equity companies' production. Equity companies are those companies in which Shell Oil has significant influence but not control.

     Costs and Expenses -- Comparative data between 1997 and the previous two years has been greatly affected by the new alliances which began operations in 1997. These two alliances, Altura Energy, Ltd. (Altura) and Aera Energy, LLC,
(Aera) began operations in March and June 1997, respectively, and were accounted for on an equity basis after those dates. The discussion and year to year comparative analysis of costs and expenses that follow have been substantially impacted. Certain lines on the consolidated financial statements and certain notes thereto also have been significantly affected by the formation of these ventures. Production costs in 1997 totaled $962 million, down $236 million from 1996 and $162 million from 1995. However, after restating 1996 costs as though such ventures had been in existence in 1996, production costs increased due to a higher activity level of workovers.

     Shell Oil exploration expenses of $337 million in 1997, including dry hole costs of $146 million, increased $10 million over 1996 and $91 million over 1995. Exclusive of dry holes, 1997 exploration costs increased $3 million over 1996 and $41 million over 1995. The higher level of exploration costs, in both 1997 and 1996 over 1995, reflects a more aggressive spending program in the Gulf of Mexico which more than offset the reduction in spending due to the formation of the ventures.

     Depreciation, depletion and amortization costs were $1,147 million in 1997, down $228 million from 1996, and $386 million from 1995. 1995 numbers include the impact from the adoption of Statement of Financial Accounting Standards No.
121. After adjusting for the effects of the ventures formation in the 1997 to 1996 comparison, depreciation, depletion and amortization costs were still lower in 1997 due primarily to lower rates, offset in part by higher production.

     Property sales resulted in gains totaling $36 million in 1997, $48 million in 1996, and $51 million in 1995.

     New Developments -- Operations began in Altura in March 1997. This new alliance combined Shell Oil's producing assets in the Permian Basin of West Texas/Southeast New Mexico with those of Amoco Corporation (Amoco). This new limited partnership is owned approximately 36 percent by Shell Oil and approximately 64 percent by Amoco. The aim of this new venture is to create an entrepreneurial environment that will support the quest for cost leadership in the basin. In June 1997, operations began in Aera, which combined Mobil Oil Corporation (Mobil) California exploration and production operations with those of

CalResources, a subsidiary of Shell Oil; the new venture is owned approximately 59 percent by Shell Oil and 41 percent by Mobil. Aera also offers opportunities to reduce costs, as well as to leverage complementary skills and competencies. Both Aera and Altura are accounted for by Shell Oil using the equity method of accounting.

     In late 1997, Shell Oil and Tejas Gas Corporation ("Tejas") entered into a merger agreement pursuant to which Shell Oil would acquire all of the outstanding common stock of Tejas for $61.50 per share which, on a fully diluted common stock basis, would represent an aggregate common stock purchase price of approximately $1.45 billion. In addition, Shell Oil would assume Tejas' balance sheet debt and preferred stock of approximately $900 million. The transaction was completed in early 1998. Prior to this transaction, Shell Oil, Tejas and Shell Canada jointly owned Coral Energy, L.P. ("Coral"), a gas marketing enterprise, with an ownership interest of 44 percent, 44 percent and 12 percent, respectively. Shell Oil accounted for its investment in Coral using the equity method of accounting. With the completion of the Tejas acquisition, Shell Oil will fully consolidate its now 88 percent ownership interest in Coral.

     Development activity in our Deepwater operations in 1997 continued at a brisk pace. Debottlenecking and expansion of production facilities at the Auger Field have increased crude oil production capacity by over 40 percent to approximately 100,000 barrels per day; natural gas production capacity doubled to approximately 300 million cubic feet per day. First production was achieved at Ram/Powell (Shell Oil interest 38%), from a tension leg platform (TLP), located in 3,220 feet of water. Peak production from Ram/Powell is expected to reach more than 60,000 barrels of oil and more than 200 million cubic feet of gas per day. Plans to increase the production capacity for natural gas at Ram/Powell to 260 million cubic feet per day are being evaluated. Shell Oil's Mensa field (Shell Oil interest 100%), developed using subsea technology, began production in 1997. Peak production from Mensa, located in 5,300 feet of water, is expected to reach 300 million cubic feet of natural gas per day, through a 68-mile flowline connected to a conventional platform in shallower water. The Troika field (Shell Oil interest 33 1/3%), a 5 well subsea development located in 2,800 feet of water, began production in late 1997. Troika is connected via flowline to Shell Oil's Bullwinkle platform, some 14 miles away. Peak gross production rates are forecast at 80,000 barrels of oil and 140 million cubic feet of natural gas per day.

     Construction work continued on the TLP for the Ursa project, (Shell Oil interest, 45.4%). Ursa will be developed in a platform world record water depth of approximately 4,000 feet, with TLP installation and first production planned by mid-1999. Peak production is expected to reach 150,000 barrels of oil and 400 million cubic feet of natural gas per day.

     Capital Expenditures -- Capital spending for Oil and Gas Exploration and Production was $2,182 million in 1997, compared with $2,053 million in 1996 and $1,395 million in 1995. The increase in 1997 over both 1996 and 1995 was due to higher spending for production drilling and development in the Gulf of Mexico and for gas pipeline facilities to accommodate deepwater production. Significant resources were also expended on Shell Oil's growing investment in the midstream business, including the acquisition of Corpus Christi Natural Gas. The higher level of capital spending is expected to continue in the years to come as Shell Oil develops the deepwater Gulf of Mexico projects. In 1998, capital spending for the midstream will also increase as the result of the Tejas acquisition, including the acquisition of Tejas' 44 percent ownership interest in Coral.

     Hydrocarbon Reserves -- In 1997, reserve additions, mainly from discoveries, extensions, improved recovery techniques and revisions to previous reserve estimates, were 357 million barrels on a crude oil equivalent basis. These additions were more than offset by producing property sales of 44 million equivalent barrels, and by production during the year. In 1996 and 1995, reserves also declined. Reserve numbers include a prorata share based on Shell's ownership interest of equity company reserves.

     Net wells drilled in 1997 totaled 162, down 355 from 1996 and 135 from 1995.

OIL PRODUCTS

                     INCOME HIGHLIGHTS                        1997   1996   1995
                     -----------------                        ----   ----   ----
Income from Ongoing Operations..............................  $433   $386   $457
Other Charges*..............................................     9     (3)    17
                                                              ----   ----   ----
Segment Net Income..........................................   442    383    474
Special Items (includes "Other Charges")....................    84     (9)   177
                                                              ----   ----   ----
Adjusted Net Income.........................................  $358   $392   $297
                                                              ====   ====   ====

---------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

     Oil Products income from ongoing operations in 1997 was $433 million, compared with $386 million in 1996 and $457 million in 1995. Segment net income in 1997 was $442 million, compared with $383 million in 1996 and $474 million in 1995.

     Adjusted net income, which excludes special items, was $358 million in 1997, a decrease of $34 million from 1996, but $61 million higher than 1995. Results were lower in 1997 compared to 1996 due to higher operating and selling costs which more than offset the benefit from improved refined product margins. In 1997, margins improved during the second half of the year due to lower crude oil prices and purchase costs. Fixed operating costs increased significantly in 1997, primarily due to marketing "brand" initiatives, and from costs related to work towards the formation of new refining and marketing alliances. Sales of branded automotive gasoline improved about 3 percent.

     Special items in 1997 benefited segment income $84 million, the result of a tax adjustment and gains on asset sales. In 1996, special items reduced segment net income by $9 million due to $20 million in charges against property damage and litigation reserves, offset in part by a $10 million gain on a property sale. Special items improved segment net income in 1995 by $177 million, primarily due to a gain of $166 million from the partial liquidation of crude oil and refined product inventories valued on a last-in, first-out (LIFO) basis.

     Cash flow provided by operating activities was $743 million in 1997, down $19 million from 1996 and $387 million from 1995. Capital expenditures in 1997 of $554 million declined $172 million from 1996 and were $511 million lower than 1995. Expenditures were lower in 1997 than planned, due mainly to reduced spending in the transportation and retail marketing areas. In 1995, spending included the coker and "clean fuels" project at the Martinez, California refinery, completed in 1996.

     Refined Product Sales Volumes -- Total 1997 refined product sales volumes were 1,509,000 barrels per day, up from 1,421,000 in 1996 and 1,348,000 in 1995.
Automotive gasoline sales volumes in 1997 increased over 1996 and 1995. Volumes sold through branded service stations in 1997 were up about 3 percent over both 1996 and 1995.

     Jet fuel sales increased compared with 1996 and 1995, up 6 percent and 17 percent, respectively. Other light products, including kerosene, heating and diesel oil sales increased 34 percent over 1996 and 127 percent over 1995, reflecting in part the benefits derived from the new coking units at both Martinez and Deer Park. Conversely, residuals sales volumes were down 3 percent from 1996 and 29 percent from 1995.

     Overall, lubricants sales volumes in 1997 were flat compared to 1996 and down 5 percent compared to 1995.

     Refined Product Prices -- Average refined product selling prices dropped 2 cents per gallon in 1997 from 1996, but increased 6 cents per gallon over 1995. Average automotive gasoline selling prices decreased 2 cents per gallon from 1996, but were up 7 cents per gallon over 1995.

     New Developments -- In January 1998, the formation of the Shell Oil and Texaco Inc. (Texaco) western United States downstream alliance, Equilon Enterprises, LLC, was announced. This new equity company has begun operations and combines major elements of the two companies' western and midwestern U.S. refining and marketing businesses and their nationwide trading, transportation and lubricants businesses. Shell Oil owns 56 percent of the venture and Texaco 44 percent.

     A joint venture, expected to be formed in early 1998, will combine Shell Oil's and Star Enterprise's eastern and Gulf Coast U.S. refining and marketing businesses. This venture is planned to be owned 35 percent by Shell Oil, 32.5 percent by Texaco and 32.5 percent by Saudi Refining, Inc. (such ownership to be subject to adjustment in the future based on the performance of the assets.)

     These ventures will have the exclusive rights to use the Shell and Texaco brands on refined oil products sold in their respective authorized area of operations.

     Incidental to the formation of these ventures, Shell Oil has been required to divest its Anacortes refinery which is now being independently operated and held for sale in 1998. Shell Oil's 50/50 joint venture with Petroleos Mexicanos (Pemex) at the Deer Park, Texas refinery is not a part of these ventures.

CHEMICAL PRODUCTS

                     INCOME HIGHLIGHTS                        1997   1996    1995
                     -----------------                        ----   -----   ----
Income from Ongoing Operations..............................  $474   $ 253   $704
Other Charges*..............................................   (17)    (10)   (10)
                                                              ----   -----   ----
Segment Net Income..........................................   457     243    694
Special Items (includes "Other Charges")....................    (9)   (108)   (31)
                                                              ----   -----   ----
Adjusted Net Income.........................................  $466   $ 351   $725
                                                              ====   =====   ====

---------------

* Amounts associated with major product classifications for which there has been no revenue stream or investment in the last five years.

     Chemical Products income from ongoing operations in 1997 was $474 million, compared with $253 million in 1996 and a record $704 million in 1995. Segment net income in 1997 was $457 million, compared with $243 million in 1996 and $694 million in 1995.

     Adjusted net income, which excludes special items, was $466 million in 1997, an increase of $115 million over 1996, but down $259 million from 1995.

     The improvement in adjusted net income in 1997 over 1996 was primarily attributable to increased sales volumes of intermediates and polymers, improved margins for primary chemicals, and lower costs related to litigation, which more than offset the effects of production losses at Deer Park. The 1995 record year was due to strong margins across most product lines.

     Special items reduced segment net income $9 million in 1997, $108 million in 1996, and $31 million in 1995. Special items in 1997 consisted primarily of charges related to environmental cleanup costs. In 1996, charges against income totaled $167 million, including additional provisions for product liability and an asset write-off. Partially offsetting these charges were favorable insurance recoveries and prior-period tax adjustments. In 1995, special items reduced income by $31 million due to $22 million in charges related to environmental provisions, $5 million for asset write-offs, and a $4 million dispute settlement.

     Cash provided by operating activities in 1997 was $554 million, compared with $729 million in 1996 and $952 million in 1995.

     Results at Sadaf, our 50 percent owned Saudi Arabian petrochemical venture, improved slightly in 1997 over 1996, but were significantly below 1995. Improved Sadaf earnings in 1997 were due to higher sales volumes. During the first quarter of 1997, production began in the completed expanded facilities for the manufacture of ethylene dichloride and caustic soda, while late in 1997, the new MTBE plant began continuous operations.

     Total chemical sales volumes in 1997 improved 2 percent over 1996 and 4 percent over 1995, reflecting higher sales of intermediates and polymers.

     Capital spending for Chemical Products was $348 million in 1997, compared with $582 million in 1996 and $422 million in 1995. Capital spending declined in 1997 compared with 1996 primarily due to the deferral of selected projects into 1998. 1997 capital spending included Shell Oil's first chemical plant outside the United States in Altamira, Mexico and investments in facilities planned to be on stream in 1999 to develop two new core businesses, Corterra(R) Polymers and Carilon(R) Polymers.

     In June 1997, an explosion and fire occurred in an olefins unit at our Deer Park Chemical Plant in Texas. Although production volumes were reduced during the second half of the year, the majority of our customers' olefins needs were met. Production resumed during February 1998.

OTHER SEGMENT

                     INCOME HIGHLIGHTS                        1997    1996    1995
                     -----------------                        ----    ----    ----
Segment Net Loss............................................  $(14)   $(29)   $(78)
Special Items...............................................    --      (4)    (74)
                                                              ----    ----    ----
Adjusted Net Loss...........................................  $(14)   $(25)   $ (4)
                                                              ====    ====    ====

     The Other operating segment incurred a net loss of $14 million in 1997, compared with net losses of $29 million in 1996 and $78 million in 1995. In 1997, the loss was attributable to new business venture costs and losses incurred on real estate properties held for sale. In 1996, the loss was mainly due to settlement costs associated with an exited business. The loss in 1995 was mainly due to special items, which included an $84 million write-down of real estate property held for sale, and a $15 million charge related to the adoption of Statement of Financial Accounting Standards No. 121, partially offset by a tax benefit totaling $25 million.

NONALLOCATED CORPORATE COSTS

                     INCOME HIGHLIGHTS                       1997     1996     1995
                     -----------------                       -----    -----    -----
Nonallocated Costs.........................................  $(159)   $  75    $(191)
Special Items..............................................     43      245      (11)
                                                             -----    -----    -----
Adjusted Nonallocated Costs................................  $(202)   $(170)   $(180)
                                                             =====    =====    =====

     Corporate items not allocated to the operating segments reduced net income $159 million in 1997, benefited net income $75 million for the year 1996 and reduced net income $191 million in 1995.

     Special items in 1997 benefited $50 million from a prior year tax adjustment, offset in part by a loss of $7 million on an asset sale. In 1996, special items included gains from insurance recoveries and the benefit from prior-year tax adjustments. In 1995, special items included asset write-offs of $34 million, partially offset by a gain from an insurance settlement. Excluding these effects, corporate costs, primarily related to financing, increased in 1997 compared to 1996 due primarily to higher interest expense resulting from a higher average debt level.

CAPITAL RESOURCES AND LIQUIDITY

     Cash provided by operating activities continued to be the primary source of funding for Shell Oil's capital investment program, dividends and other needs. In 1997, cash provided by operating activities totaled $3,321 million, down $803 million from 1996, but exceeded cash used for investing activities in 1997 by $482 million. Similarly, cash provided by operating activities in 1996 totaled $4,124 million and exceeded cash used for investing activities by $1,354 million. In 1995, cash provided by operating activities totaled $3,473 million and exceeded investing activities by $790 million. Total debt in 1997 increased $912 million from 1996 to $4,124 million, with the debt-to-total-capital ratio increasing to 21.7 percent. In addition, cash dividends increased to $1,600 million in 1997, compared with $1,500 million in 1996 and $1,400 million in 1995.

     Cash Provided by Operating Activities -- In 1997, cash provided by operating activities amounted to $3,321 million, compared with $4,124 million in 1996 and $3,473 million in 1995. The decline in cash provided by operating activities in 1997 from both 1996 and 1995 was due largely to higher working capital requirements, including inventories.

     Cash Used for Investing Activities -- The major use of cash flows from operating activities was for capital expenditures, which amounted to $3,131 million in 1997, $3,414 million in 1996, and $2,957 million in 1995. Proceeds from property sales in 1997 totaled $169 million and in 1996 totaled $743 million. The increase in net cash used for investing activities in 1997 over 1996 was primarily due to lower proceeds from asset sales.

     Debt Obligations -- At year-end 1997, Shell Oil had increased its total debt by $912 million, compared with a decrease of $39 million in 1996 and an increase of $256 million in 1995. Shell Oil's ratio of total-debt-to-total-capital was 21.7 percent at the end of 1997, compared with 18.3 percent at the end of 1996 and 19.0 percent at the end of 1995. Debt is expected to rise in 1998, the result of the acquisition of Tejas. In addition to the purchase of the common stock of Tejas valued at approximately $1.45 billion, balance sheet debt and preferred stock of approximately $900 million will be assumed. Of the total Shell Oil debt outstanding at year end 1997, $1,993 million or 48 percent was borrowed on commercial terms from affiliated companies.

     Capital Spending -- Shell Oil's capital spending of $3,131 million in 1997 was about $300 million lower than planned at the beginning of the year, due to lower project expenditures in oil and chemical products. In 1997, exploration and production activities accounted for 70 percent of total capital expenditures, compared with 61 percent in 1996 and 47 percent in 1995. These outlays were primarily in the United States. Oil and Chemical Products accounted for 29 percent of total spending in 1997, compared with 38 percent in 1996 and 50 percent in 1995.

     Capital and exploratory expenditures of $5.3 billion are planned for 1998, which includes approximately $1.45 billion for the acquisition of Tejas. About $2.7 billion is allocated for exploration and production activities, equivalent to the 1997 level. Increases in Gulf of Mexico deepwater activity and new Tejas spending are being partially offset by reduced spending in the onshore and shallow regions of the Gulf. Oil Products expenditures are budgeted for $600 million in 1998, while Chemical Products expenditures are expected to be about $600 million, up $200 million over 1997 levels.

     Dividends -- Cash dividends were $1,600 million in 1997, increasing $100 million over 1996 and $200 million over 1995.

     Liquidity -- Internally generated cash, access to outside financing based on strong credit ratings, and prudent management of working capital are the essential components of Shell Oil's liquidity position. Cash and cash equivalents amounted to $342 million at year-end 1997, a decrease of $51 million from 1996 and $79 million from 1995.

     Shell Oil's strategy continues to rely mainly on internally generated cash to finance routine operating requirements and capital spending. Short-term borrowings will generally be used to fund interim working capital needs and unusual requirements. As of December 31, 1997, unused revolving credit agreements of $559 million were available for general corporate purposes, including support of commercial notes. The Company plans to manage the level of backup facilities consistent with its cash and cash equivalents balances. As of the end of 1997, $500 million of a $1.0 billion shelf registration remained, allowing future flexibility in the public debt markets.

     While operating working capital increased in 1997 compared to 1996, total working capital at the end of 1997, including financing related items, decreased $964 million due primarily to an increase in short term debt of $1,121 million over 1996. Shell Oil's liquidity position is considerably stronger than indicated by these working capital levels because of relatively lower historical costs assigned to inventories under LIFO accounting procedures. The year-end inventory values included in working capital were below their current costs by $519 million at the end of 1997, $978 million in 1996 and $672 million in 1995.

     Disclosures Concerning Market Risk -- As further discussed in Note 10 of the Notes to Consolidated Financial Statements, from time to time Shell Oil utilizes financial derivatives with the intention of minimizing its borrowing costs and reducing price volatility risks on certain commodities -- primarily the products Shell Oil sells (crude oil, natural gas, refined products and certain chemical products) and, to a lesser extent, the raw materials which Shell Oil purchases. Shell Oil also enters into a relatively small number of derivatives transactions for trading purposes. All derivative products are straightforward futures, options and swaps, with no leverage or multiplier features.

     The Exploration and Production operating segment is a producer of crude oil and thus benefits when market prices rise but is harmed when such prices decline. This segment also produces natural gas and natural gas liquids products, which are subject to similar variations in price and which produce similar impacts.

     During 1997, the Oil Products operating segment was a consumer of crude oil, and it refined quantities that exceeded those produced by the Exploration and Production segment. Thus Shell Oil was a net purchaser of crude oil. The Oil Products segment both buys and sells refined petroleum products, the prices of which are also subject to market variations. This segment was a net seller of such products*. The Chemical Products operating segment also produces and sells basic chemical products, the prices of which are subject to market variations.

     Shell Oil accepts the market price risk on most of the volumes which it sells. However, Shell Oil has employed commodity derivative instruments in the form of futures contracts, swaps and options to, in substance, either fix the ultimate cost of certain future purchases of crude oil and refined products or the ultimate sales prices of certain future sales of crude oil and refined products. These derivative instruments are generally for a term of less than one year and cover volumes substantially below anticipated purchases or sales.

     During 1997, the Oil Products segment carried out selected commodity trades involving crude oil and refined petroleum products in a trading-for-profit mode. Also during 1997, a Shell Oil subsidiary was established to offer price risk management products to the chemical industry.

     Shell Oil continually evaluates the relative costs and benefits of available derivative products in the context of its business operations and existing market conditions, in search of opportunities to improve business results by prudent use of such risk management products. During 1997, Shell Oil had a gain of $32 million in connection with its overall commodity derivatives transactions.

     Shell Oil uses a "Value-at-Risk" (VAR) model to determine the maximum potential one-day loss in the fair value of its commodity derivative financial instrument positions. The quantification of market risk using VAR provides a consistent measure of risk across diverse energy markets and products. The VAR model estimates were made using a variance/co-variance model and assuming normal market conditions and a 95 percent confidence level for a one-day holding period. Shell Oil's computations are based on the interrelationship between movements in underlying commodity prices and exposure to particular price indices. The value-at-risk on Shell Oil commodity derivative financial instrument positions was $952 thousand at December 31, 1997.

     Shell Oil has effectively converted its long-term debt and certain other long-term obligations which require payment of fixed rates of interest to floating rate obligations through interest rate swap transactions. These transactions require Shell Oil to pay floating rates of interest on notional amounts of principal to counterparties. The counterparties, in turn, pay to Shell Oil fixed rates of interest on the same notional amounts of principal. As a result of these transactions, Shell Oil's earnings and cash flows would be negatively impacted should short-term market interest rates increase. Decreases in short-term market rates would result in an improvement in earnings and cash flow to the extent the fixed rates received exceeded the commercial paper-related rates paid and reduced the cost of underlying debt. In addition, decreases in long-term market interest rates would have the effect of increasing the fair value of Shell Oil's long-term debt and other long-term, fixed rate obligations. During 1997 the combined effect of these transactions was a pre-tax decrease in

---------------

* See disclosure in Oil Products, New Developments, page 27 of this Management's Discussion and Analysis regarding the formation of Equilon and the planned formation of another joint venture by mid-year 1998.

interest expense of $12.4 million. The following interest rate table shows the Shell Oil swaps that were in effect and their fair value as of December 31, 1997:

                              INTEREST RATE SWAPS
--------------------------------------------------------------------------------

   "NOTIONAL"
   PRINCIPAL                                                                                  FAIR VALUE
   (MILLIONS                  INTEREST                 UNDERLYING                 INTEREST   (MILLIONS OF
  OF DOLLARS)      MATURITY     PAID                   OBLIGATIONS                RECEIVED     DOLLARS)
  -----------      --------   --------                 -----------                --------   ------------
            125      1998       CP*      6.95% bonds                               6.32%        $ 0.6
            125      1998       CP*      6.95% bonds                               6.29%          0.5
            235      1999       CP*      Preferred stock (6.1%)**                  6.08%          0.8
            250      1999       CP*      6.625% bonds                               6.1%          1.5
             96      2000       CP*      Production payment (6.45%)**               5.9%          0.1
            100      2001       CP*      Fixed coupon preferred stock               6.6%          2.2
            250      2002       CP*      6.7% bonds                                 6.3%          3.7
            184      2008       CP*      Obligation of investee (6.47%)**           6.4%          4.0
            151      2013       CP*      Obligation of investee (6.64%)**           6.6%          4.9
            185      2015       CP*      Building lease (9.8%)**                    7.1%         13.7
             85      2017       CP*      Building lease (8.4%)**                    7.1%          8.8
           ----                                                                                 -----
Total $1,786                                                                                    $40.8
           ====                                                                                 =====

---------------

 * Pay rates are negotiated based on commercial paper rates; the weighted average rate paid was 5.5%.
** Imputed interest rates.

     In January 1998, Shell Oil concluded its acquisition of Tejas. This transaction also resulted in the acquisition of a greater ownership interest in Coral. Tejas' and Coral's results of operations are subject to certain market risk factors such as the price of natural gas, changes in particular price indices and basis exposure. Each company has risk management policies and procedures in place to minimize exposure to market risk which include the use of commodity derivatives financial instrument positions. Both companies take positions in natural gas futures, swaps and options for both trading and not-for-trading purposes, and Coral has a small crude oil derivatives position. Coral enters into foreign currency transactions to hedge its exposure on certain Canadian natural gas transactions; Tejas is a party to interest rate swaps entered into to hedge its interest rate exposure on its outstanding long-term indebtedness. These derivative products are straightforward futures, options and swaps and do not contain leverage or multiplier features.

     While the accounts of Tejas and Coral were not consolidated in the financial statements of Shell Oil as of December 31, 1997, Shell Oil has obtained from such companies necessary information to make disclosure regarding the value-at-risk of their positions at December 31, 1997. In the aggregate, such positions are not material to Shell Oil. Commodity contracts and positions of both Tejas and Coral at December 31, 1997 had a value-at-risk of $14.4 million; Tejas' interest rate swap position at December 31, 1997 had a value-at-risk of $1.4 million and foreign currency contracts and positions of Coral at December 31, 1997 had a value-at-risk of $3 million. The value-at-risk data for both companies was compiled using a methodology which is consistent with Shell Oil's methodology as described above.

     On a pro forma basis, assuming the acquisition of Tejas had occurred at January 1, 1997, the estimated maximum potential one-day loss in fair value, calculated using the Shell Oil VAR model was as set forth in the following table:

                            PRO FORMA VALUE-AT-RISK
                            AS OF DECEMBER 31, 1997

                                                                       VAR
                          CATEGORY                            (MILLIONS OF DOLLARS)
                          --------                            ---------------------
Commodity Derivatives.......................................          $15.3
Interest Rate Swaps.........................................            5.4
Foreign Currency Derivatives................................            3.0
                                                                      -----
          Total.............................................          $23.7
                                                                      =====

     The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that may be incurred by Shell Oil.

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

     Discussions are ongoing with governmental agencies as to the scope and magnitude of Shell Oil's present closure and post-closure Resource Conservation and Recovery Act (RCRA) and similar state or local remediation obligations at operating locations. While Shell Oil anticipates that those discussions may result in corrective action being required at its manufacturing locations, Shell Oil does not currently expect that the costs of taking corrective action over time will be material to Shell Oil's consolidated financial position or operating income in any year. RCRA also imposes obligations with respect to closure of a RCRA covered facility (i.e., a facility at which certain wastes are treated, stored or disposed of) and in certain cases for a 30-year post-closure period. In 1997, pursuant to the requirements of certain federal and state laws which determine how such calculations are made, Shell Oil confirmed its ability to pay $192 million ($165 million Oil Products, $19 million Chemical Products) for RCRA-related closure, post-closure and liability costs ($8 million). While the ultimate timing and amount of closure and post-closure costs as required by RCRA cannot be precisely estimated at this time, management does not currently anticipate that they will materially adversely affect Shell Oil's consolidated financial position or operating income in any year.

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

     Shell Oil has received allegations or claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar state statutes that it is involved at 235 sites. Approximately 142 of these sites are alleged to involve Oil Products operations, 65 Chemical Products operations and 28 E&P operations. In a number of instances more than one business is alleged to be involved. As of December 1997, discussions or activities concerning 81 of these sites were active involving Shell Oil, other potentially responsible parties and relevant agencies or claimants; at a number of these sites, matters remain in the early investigation stages. Ninety-three sites were considered inactive, meaning that no discussions or activity were pending or had occurred for more than one year and 61 sites were considered settled. In 1996 Shell Oil reported 228 such sites, 71 of which were active, 94 inactive and 63 settled.

     The complexities of CERCLA regulations, particularly in relation to joint and several liability and multiple cleanup options, as well as the incomplete factual data at some sites, make it impossible to predict with certainty the total cleanup costs Shell Oil will incur. However, Shell Oil believes the following to be true: at the majority of the above referenced sites, Shell Oil should have responsibility for only a small percentage share of the total cleanup costs (and other viable potentially responsible parties (PRPs) have already been identified to lessen the potential burden of joint and several liability at such sites); the CERCLA sites will be cleaned up over time and not simultaneously; and, basis its current knowledge, Shell Oil has established reserves for such sites reflecting Shell Oil's share of the probable cleanup costs. Changes to reserves are recorded as new information enables Shell Oil to better estimate the cost of cleanup at these sites. For the past two years, Shell Oil expenses in connection with CERCLA sites (including additions to reserves) have not been material and, while operating income could be significantly adversely affected in a particular period based on developments not currently anticipated, Shell Oil does not currently believe costs related to CERCLA cleanup will materially adversely affect Shell Oil's financial position.

     While certain environmental expenditures are discrete and readily identifiable, others must be reasonably estimated or allocated based on technical and financial judgments as developed over time, affecting comparisons in certain years. All estimates are stated on a before tax basis. Consistent with the preceding, Shell Oil estimates that environmental capital expenditures in 1997 were about $140 million ($95 million Oil Products, $20 million Chemical Products and $25 million Exploration & Production), about $15 million below 1996 as certain air related expenditures were completed. 1996 total expenditures were $155 million (Oil Products $108 million; Chemical Products $19 million and Exploration & Production $28 million). Environmental capital expenditures are expected to be about $150 million in 1998 and $100 million per year over the last two years of the decade, attributable primarily to Clean Air Act regulations relating to control of conventional and toxic emissions. Shell Oil's operating, maintenance and administrative costs related to environmental protection and remediation of waste disposal sites were approximately $789 million in 1997 (including a pro rata share based on ownership percentage of such costs incurred by equity companies); (Oil Product's costs were $588 million; Chemical Products' $133 million and Exploration & Production's $68 million). Total 1996 costs (stated on the same basis) were $765 million (Oil Products' costs were $590 million; Chemical Product's $110 million and Exploration & Production's $65 million). These costs do not include amounts expended or reserved for restoration and abandonment of oil and gas properties. Future capital and expense numbers will reflect not only changes in known regulations and remedies (to improve efficiency and cost effectiveness) but will also reflect that significant assets which were formerly a part of Shell Oil have become or will become assets of joint ventures accounted for as equity companies.

     The federal Clean Air Act and related state laws such as the California air emission standards, the federal Oil Pollution Act, reauthorization of RCRA and CERCLA, underground produced water injection regulations under the Safe Drinking Water Act, and numerous related state and local laws affecting all aspects of the environment are expected to have a pronounced effect on all areas of Shell Oil and its equity companies' operations over the next decade as we and those with whom we do business strive to adapt to evolving requirements. Shell Oil intends to continue its efforts to implement process redesign and operating efficiencies to comply with these laws in the most efficient and cost-effective manner. Shell Oil is unable to predict with certainty the effect that compliance with above described environmental requirements, particularly laws and regulations not yet finalized, may have upon its competitive position or future earnings. However, while operating income may be materially adversely affected in particular periods as the result of environmental expenses, based on the facts, law and technologies in existence as of this date, including a belief that all major competitors will incur comparably significant costs to comply with these laws, Shell Oil believes that it can comply fully without material adverse impact on its financial position.

OTHER MATTERS

     The potential for year 2000 problems has been identified and a managed program initiated with the aim of assessing and containing the impact of such problems on Shell Oil operations and ensuring business continuity. No material concerns have yet surfaced as the result of this ongoing program.

     In addition to economic conditions and other matters discussed above affecting Shell Oil, the operations, earnings and financial condition of Shell Oil may be affected by the matters discussed in Note 16 of the Notes to Consolidated Financial Statements and Item 3. Legal Proceedings (pages 20-22), as well as by political development, litigation, and legislation, regulation and other actions taken by federal, state, local governmental entities, and by governments outside the United States.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Shell Oil faces market risk from commodity price variations, particularly in the products it sells, but also in the raw materials it purchases. It also incurs certain market risks related to interest rate variations.

     Shell Oil has attempted to hedge a portion of these risks by entering into certain derivative instruments "for purposes other than trading." On a limited basis, Shell Oil has also entered into derivative contracts on a "for trading" basis. For further disclosure, please see additional discussion in Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Disclosures Concerning Market Risk included in Item 7 (pages 30-33), and Note 10 of the Notes to Consolidated Financial Statements included in Item 14a.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     a.  CERTAIN DOCUMENTS FILED AS PART OF THIS REPORT

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   38
Consolidated Statement of Income and Earnings Reinvested for
  the years 1997, 1996 and 1995.............................   39
Consolidated Balance Sheet at December 31, 1997 and 1996....   40
Consolidated Statement of Cash Flows for the years 1997,
  1996 and 1995.............................................   41
Notes to Consolidated Financial Statements..................   42

     b.  REPORTS ON FORM 8-K

     None. However, on January 30, 1998, the Company filed a report on Form 8-K regarding its acquisition and disposition of assets incidental to the formation of Equilon Enterprises LLC on January 15, 1998. As an attachment to such 8-K, the Company included the Asset Transfer and Liability Assumption Agreement dated as of January 15, 1998 setting forth the terms of such acquisition and disposition.

     c.  EXHIBITS*

        3. Copy of Restated Articles of Incorporation of the Registrant effective December 8, 1986 and Copy of By-Laws of the Registrant, as amended through December 8, 1986, are incorporated by reference to
          Item 14c of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

        4. The Registrant will provide to the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders of long-term debt listed in Note 9 of the Notes to Consolidated Financial Statements.

       10. Material Contracts:

          (i) Copy of letter agreement dated February 5, 1998 between the Company and Shell Internationale Research Maatschappij, B.V. continuing for the calendar year 1998 the Agreement for Research Services dated January 1, 1960, as amended.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND
SHAREHOLDER OF SHELL OIL COMPANY

In our opinion, the consolidated financial statements listed in the index appearing under Item 14a on page 37 present fairly, in all material respects, the financial position of Shell Oil Company and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets in 1995 to comply with the provisions of Statement of Financial Accounting Standards No. 121.

PRICE WATERHOUSE LLP
Houston, Texas
February 6, 1998

                       SHELL OIL COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF INCOME AND EARNINGS REINVESTED
                             (Millions of dollars)

                                                                 YEARS ENDED DECEMBER 31
                                                            ---------------------------------
                                                             1997         1996         1995
                                                            -------      -------      -------
REVENUES
     Sales and other operating revenue....................  $32,173      $32,450      $27,668
     Less: Consumer excise and sales taxes................    3,905        3,627        3,370
                                                            -------      -------      -------
                                                             28,268       28,823       24,298
     Equity in income of affiliates.......................      533          193          162
     Interest and other income............................      158          135          190
                                                            -------      -------      -------
          Total...........................................   28,959       29,151       24,650
                                                            -------      -------      -------

COSTS AND EXPENSES
     Purchased raw materials and products.................   18,440       18,355       14,225
     Operating expenses...................................    3,560        3,773        3,826
     Selling, general and administrative expenses.........      974        1,012        1,203
     Exploration, including exploratory dry holes.........      332          319          238
     Research expenses....................................      164          136          124
     Depreciation, depletion, amortization and
       retirements........................................    1,895        2,066        2,303
     Interest and discount amortization...................      205          203          216
     Operating taxes......................................      362          452          483
                                                            -------      -------      -------
          Total...........................................   25,932       26,316       22,618
                                                            -------      -------      -------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST..........  $ 3,027      $ 2,835      $ 2,032
     Federal and other income taxes.......................      860          763          468
     Minority Interest in income of subsidiaries..........       63           51           44
                                                            -------      -------      -------
NET INCOME................................................  $ 2,104      $ 2,021      $ 1,520
                                                            =======      =======      =======

EARNINGS REINVESTED
     Balance at beginning of year.........................  $12,168      $11,647      $11,527
     Net Income...........................................    2,104        2,021        1,520
     Dividends -- Cash....................................   (1,600)      (1,500)      (1,400)
                                                            -------      -------      -------
       Balance at end of year.............................  $12,672      $12,168      $11,647
                                                            =======      =======      =======

        The accompanying notes are an integral part of these statements.

                       SHELL OIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                (Millions of dollars, except per share amounts)

                                                                AS OF DECEMBER 31
                                                              ---------------------
                                                                1997         1996
                                                              --------     --------
ASSETS
     Current Assets
          Cash and cash equivalents.........................  $   342      $   393
          Receivables and prepayments, less allowance for
           doubtful accounts................................    3,414        4,076
          Owing by related parties..........................      280          300
          Inventories of oils and chemicals.................      974          631
          Inventories of materials and supplies.............      218          219
                                                              -------      -------
               Total Current Assets.........................    5,228        5,619
     Investments............................................    6,456        2,018
     Long-Term Receivables and Deferred Charges.............    1,150        1,080
     Property, Plant and Equipment at cost, less accumulated
      depreciation, depletion and amortization..............   16,767       19,992
                                                              -------      -------
               Total........................................  $29,601      $28,709
                                                              =======      =======

LIABILITIES AND SHAREHOLDER'S EQUITY
     Current Liabilities
          Accounts payable -- trade.........................  $ 2,257      $ 2,568
          Other payables and accruals.......................    1,281        1,505
          Income, operating and consumer taxes..............      186          416
          Owing to related parties..........................      303           86
          Short-term debt...................................    3,539        2,418
                                                              -------      -------
               Total Current Liabilities....................    7,566        6,993
     Long-Term Debt.........................................      585          794
     Deferred Income Taxes..................................    3,339        3,229
     Long-Term Liabilities..................................    2,154        2,458
     Minority Interest......................................    1,079          861
     Shareholder's Equity
          Common stock -- 1,000 shares of $10 per share par
           value authorized and outstanding.................       --           --
          Capital in excess of par value....................    2,206        2,206
          Earnings reinvested...............................   12,672       12,168
                                                              -------      -------
               Total Shareholder's Equity...................   14,878       14,374
                                                              -------      -------
               Total........................................  $29,601      $28,709
                                                              =======      =======

        The accompanying notes are an integral part of these statements.

                       SHELL OIL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Millions of dollars)

                                                               YEARS ENDED DECEMBER 31
                                                          ----------------------------------
                                                            1997         1996         1995
                                                          --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income.........................................  $ 2,104      $ 2,021      $ 1,520
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation, depletion, amortization and
            retirements.................................    1,895        2,066        2,303
          Dividends in excess of (less than) equity
            income......................................     (145)        (115)         (51)
          (Increases) decreases in working capital:
               Receivables and prepayments..............      558         (845)        (441)
               Inventories..............................     (342)         (49)          (8)
               Payables and accruals....................     (548)         461          403
          Deferred income taxes.........................      110          388         (296)
          Minority interest in income of subsidiaries...       63           51           44
          Other non-current items.......................     (374)         146           (1)
                                                          -------      -------      -------
               Net Cash Provided by Operating
                 Activities.............................    3,321        4,124        3,473
                                                          -------      -------      -------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
     Capital expenditures...............................   (3,131)      (3,414)      (2,957)
     Proceeds from property sales and salvage...........      169          743          202
     Other investments and advances.....................      123          (99)          72
                                                          -------      -------      -------
               Net Cash Used for Investing Activities...   (2,839)      (2,770)      (2,683)
                                                          -------      -------      -------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt...........      297          387          135
     Principal payments on long-term debt...............     (505)        (293)        (276)
     Proceeds from sales of redeemable securities
       of subsidiaries..................................      215          111          190
     Dividends..........................................   (1,600)      (1,500)      (1,400)
     Dividends to minority interests....................      (60)         (50)         (37)
     Increase (decrease) in short-term obligations......    1,120          (37)         402
                                                          -------      -------      -------
               Net Cash Used for Financing Activities...     (533)      (1,382)        (986)
                                                          -------      -------      -------
NET CASH FLOWS
     Decrease in Cash and Cash Equivalents..............  $   (51)     $   (28)     $  (196)
                                                          =======      =======      =======

CASH AND CASH EQUIVALENTS
     Balance at beginning of year.......................  $   393      $   421      $   617
     Decrease in cash and cash equivalents..............      (51)         (28)        (196)
                                                          -------      -------      -------
               Balance at end of year...................  $   342      $   393      $   421
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

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and subsidiaries in which the Company directly or indirectly owns more than a 50 percent voting interest. Investments in entities in which the Company has a significant ownership interest, generally 20 to 50 percent, and in entities where the Company has greater than 50 percent ownership but as a result of contractual agreement or otherwise, does not exercise control, are accounted for using the equity method. Other investments are carried at cost. Intercompany accounts and transactions are eliminated.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications -- Certain 1996 and 1995 amounts have been reclassified to conform with current year presentation.

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

  Derivatives

     Interest rate swaps (not for trading). Shell Oil has chosen to convert certain of its fixed rate long-term obligations to variable interest rates by entering into interest rate swaps. Under these swaps Shell Oil pays to counterparties variable rates of interest on notional principal amounts (equal to the principal amounts of Shell Oil's obligations) and the counterparty pays to Shell Oil fixed rates of interest on those same notional principal amounts.

     Shell Oil accounts for interest rate swaps on a current basis as net decreases or increases in interest expense. Interest expense is reported in Shell Oil's results of operations as interest and discount amortization.

     Commodity price swaps and futures (not for trading). Shell Oil utilizes commodity price swaps to reduce crude oil, natural gas and refined petroleum product price risks by entering into price swaps with counterparties and by purchasing or selling futures on established exchanges. Shell Oil takes both fixed and variable positions, depending upon anticipated future physical purchases and sales of these commodities. Open positions are accounted for as hedges with gains or losses deferred until corresponding physical transactions occur or until corresponding positions expire or close.

     Commodity options (not for trading). Shell Oil enters into both put and call refined petroleum product, natural gas and crude oil transactions in order to fix the future cost of acquiring products or the future proceeds to be derived from selling products. Open options are accounted for as hedges with gains and losses deferred until corresponding physical transactions occur or until corresponding positions expire or close. Transaction fees connected with option contracts are expensed as incurred.

     Commodity swaps, options and futures (trading). Shell Oil enters into refined petroleum product, natural gas and crude oil swaps, options and futures for purposes of earning profits. All such positions are accounted for on a mark-to-market basis with unrealized gains enhancing income and losses charged against income in each business period. In addition, a subsidiary of the Company offers price risk management services to the petrochemical industry through swaps and options of selected chemical products. The company's open positions involving such transactions are marked to market at the close of each business period.

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

     None of Shell Oil's assets were determined to be impaired during 1997.

3. INTEREST

     Interest costs were as follows:

                                                             1997          1996          1995
                                                           --------      --------      --------
                                                                  (millions of dollars)
Interest incurred........................................    $205          $203          $216
Interest paid............................................     225           207           228

4. FOREIGN CURRENCY TRANSACTIONS

     The U.S. Dollar is the functional currency for each of Shell Oil's foreign operations. The net after-tax effects of foreign currency transactions were a loss of $3 million in 1997, a gain of $3 million in 1996 and a loss of $2 million in 1995.

5. TRANSACTIONS WITH RELATED PARTIES

     Shell Oil has entered into transactions with related parties including companies affiliated with the Royal Dutch/Shell Group. Such transactions were in the ordinary course of business and included the purchase, sale and transportation of crude oil and natural gas, and petroleum and chemical products. The aggregate amount of such transactions was as follows:

                                                         1997          1996          1995
                                                       --------      --------      --------
                                                              (millions of dollars)
Sales and other operating revenue....................   $2,402        $2,216        $1,003
Purchases and transportation.........................    1,843         1,260           752

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

     Shell Oil markets substantially all of its natural gas production through Coral Energy, L.P. ("Coral"), a gas marketing enterprise. At December 31, 1997, Coral was jointly owned by Shell Oil, Shell Canada and Tejas Gas Corporation ("Tejas") and accounted for by Shell Oil using the equity method. Shell Oil's sales to Coral in 1997 and 1996 included in the table above were $1,398 million and $1,346 million, respectively. Shell Oil's purchases from Coral in 1997 and 1996 included in the table above were $448 million and $622 million, respectively.

     Shell Oil supplements its short-term financing with borrowings at market rates and terms from a company affiliated with the Royal Dutch/Shell Group. At December 31, 1997 and 1996 the amounts borrowed from such affiliate were approximately $2,000 million and $800 million, respectively. These amounts are included in the Commercial notes amounts shown in Note 8 of the Notes to Consolidated Financial Statements.

6. INVENTORIES OF OILS AND CHEMICALS

     Inventories are carried predominantly on a LIFO basis which was lower than current cost by $519 million at December 31, 1997, $978 million at December 31, 1996, and $672 million at December 31, 1995. Partial liquidations of inventories valued on a LIFO basis improved 1997, 1996 and 1995 net income by $2 million, $11 million and $167 million, respectively.

7. RECEIVABLES AND PREPAYMENTS

     Receivables, prepayments and allowances for doubtful accounts as of December 31, 1997 and 1996 consisted of the following:

                                                                1997            1996
                                                              --------        --------
                                                               (millions of dollars)
Trade receivables...........................................   $2,169          $2,677
Other receivables...........................................      789           1,049
Prepayments.................................................      476             368
                                                               ------          ------
                                                                3,434           4,094
Less: Allowance for Doubtful Accounts
     Balance beginning of year..............................       18              19
          Provision.........................................       21              15
          Net write-offs....................................      (19)            (16)
                                                               ------          ------
     Balance end of year....................................       20              18
                                                               ------          ------
               Total........................................   $3,414          $4,076
                                                               ======          ======

8. SHORT-TERM DEBT

     Debt due within one year from December 31 consisted of the following:

                                                               1997           1996
                                                              -------        -------
                                                              (millions of dollars)
Commercial notes............................................  $2,322         $1,202
Bank loans..................................................      30             30
Industrial Revenue Bonds....................................     881            713
                                                              ------         ------
                                                               3,233          1,945
Current maturities of long-term debt........................     306            473
                                                              ------         ------
               Total........................................  $3,539         $2,418
                                                              ======         ======

     The weighted average interest rate on short-term debt outstanding was 5.47 percent at December 31, 1997 and 5.42 percent at December 31, 1996.

9. LONG-TERM DEBT

     Long-term debt as of December 31 consisted of the following:

                                                               1997           1996
                                                              -------        -------
                                                              (millions of dollars)
Shell Oil Company:
  6% Notes Due 1997.........................................  $   --         $  250
  6.95% Notes Due 1998......................................     250            250
  6 5/8% Notes Due 1999.....................................     250            250
  6.70% Notes Due 2002......................................     250            250
Production Payment..........................................      --            194
Industrial Revenue Bonds....................................      --              6
Other.......................................................     141             67
                                                              ------         ------
                                                                 891          1,267
Less:  Amounts due within one year..........................     306            473
                                                              ------         ------
               Total........................................  $  585         $  794
                                                              ======         ======

     Shell Oil had $559 million of unused revolving credit agreements in place as of December 31, 1997, which were available for general corporate purposes, including support of commercial notes. None of the agreements require compensating balances. Under the agreements, interest will be based on rates in effect at the time of borrowing.

     The amounts of long-term debt maturities during each of the next five years are $306 million, $287 million, $30 million, $23 million and $243 million, respectively.

     In previous years, the Company purchased U.S. government securities and deposited them in irrevocable trusts to be used to fund the scheduled principal and interest payments on certain portions of the Company's long-term debt. Such government securities and debt were removed from the balance sheet, and at December 31, 1997, $52 million of such defeased debt remained outstanding.

10. FINANCIAL INSTRUMENTS

  Derivative Financial Instruments

     Shell Oil uses interest rate swaps to minimize its borrowing costs, and derivative commodity instruments to reduce price volatility risks on commodities -- primarily crude oil, natural gas and refined products, as further discussed below. At December 31, 1997, the notional principal amounts of interest rate swaps outstanding were $1,786 million, all of which were classified as for "purposes other than trading" under the provisions of Statement of Financial Accounting Standards No. 119. At December 31, 1997, Shell Oil held commodity derivatives positions having notional amounts of $285 million. Of that amount, $263 million was classified as for "purposes other than trading."

     Interest Rate Swaps. Shell Oil enters into interest rate swaps with the intent of minimizing its borrowing costs. Most of Shell Oil's long-term interest bearing liabilities reflected on its consolidated balance sheet are fixed rate instruments. Shell Oil also has other long-term obligations not reflected on its balance sheet which involve annual fixed rate payments. Shell Oil uses interest rate swaps to modify the interest rate characteristics of these obligations from fixed rates of interest to variable rates of interest, with the ultimate intent of minimizing the interest expense associated with the underlying obligations. All such interest rate swaps require the counterparty to the swap to pay to Shell Oil a fixed rate of interest on "notional" amounts of principal, and for Shell Oil to pay to the counterparty a variable rate of interest on the same amounts of "notional" principal, i.e., "fixed rate to variable rate." In all cases, Shell Oil remains obligated to pay to the holder of the underlying obligation the fixed rate owing.

     Both the payment of interest to the holder of the underlying obligation and the payment of the variable rate to the counterparty are recognized as current charges to interest expense by Shell Oil. Additionally, the receipt of the fixed rate payment from the counterparty is recognized by Shell Oil as a current reduction of interest expense. The effect of this accounting is the current recognition of the net increase or decrease to interest expense resulting from the swap of fixed rates to variable rates.

     The terms of the swaps related to the fixed rate bonds and notes issued by Shell Oil, including the mechanism by which the variable interest rate paid by Shell Oil to the counterparty is determined, are indicated in the accompanying Interest Rate Swaps table. During 1997, the net effect of these transactions was that Shell Oil paid 5.51% and received 6.18% effective rates of interest. On the swaps designed to convert on a notional basis the imputed fixed interest component of the other obligations of Shell Oil as shown in the Interest Rate Swaps table to a variable rate, Shell Oil paid 5.58% and received 6.50% effective rates of interest. The combined effect of these transactions, accounted for as described above, was a net pretax decrease in interest expense of $12.4 million and $11.4 million in 1997 and 1996, respectively. The fair value of these interest rate swaps was $40.8 million and $6.0 million at year-end 1997 and 1996, respectively. These values were derived from quotes from the counterparties and from a third-party of prices to "buy out" and cancel such swaps. However, assuming no default or other failure by either party to meet contractual requirements, the swaps are noncancellable until the underlying obligation expires. Shell Oil believes that over time variable rate terms are more favorable to Shell Oil than are fixed rates. Therefore, this fair value number has only limited economic significance unless an intention exists to attempt to buy out these swaps.

     Shell Oil bears two different risks under these interest rate swaps. There is a credit risk that payment due to Shell Oil from the counterparty will not be made. In such case, Shell Oil loses any benefit of the swap differential between the fixed rate specified under the terms of the swap and the floating rate. However, the counterparties to these contractual arrangements are major financial institutions. Shell Oil does not anticipate nonperformance by counterparties to these contracts and no material loss would be expected from such nonperformance. Shell Oil also bears the market risk that changes in floating interest rates may result in greater total costs than would have arisen on the fixed rate and other obligations alone.

                              INTEREST RATE SWAPS
--------------------------------------------------------------------------------

   "NOTIONAL"
   PRINCIPAL                                                                                  FAIR VALUE
   (MILLIONS                  INTEREST                 UNDERLYING                 INTEREST   (MILLIONS OF
  OF DOLLARS)      MATURITY     PAID                   OBLIGATIONS                RECEIVED     DOLLARS)
  -----------      --------   --------                 -----------                --------   ------------
            125      1998       CP*      6.95% bonds                               6.32%        $ 0.6
            125      1998       CP*      6.95% bonds                               6.29%          0.5
            235      1999       CP*      Preferred stock (6.1%)**                  6.08%          0.8
            250      1999       CP*      6.625% bonds                               6.1%          1.5
             96      2000       CP*      Production payment (6.45%)**               5.9%          0.1
            100      2001       CP*      Fixed coupon preferred stock               6.6%          2.2
            250      2002       CP*      6.7% bonds                                 6.3%          3.7
            184      2008       CP*      Obligation of investee (6.47%)**           6.4%          4.0
            151      2013       CP*      Obligation of investee (6.64%)**           6.6%          4.9
            185      2015       CP*      Building lease (9.8%)**                    7.1%         13.7
             85      2017       CP*      Building lease (8.4%)**                    7.1%          8.8
           ----                                                                                 -----
Total $1,786                                                                                    $40.8
           ====                                                                                 =====

---------------

 * Pay rates are negotiated based on commercial paper rates; the weighted average rate paid was 5.5%.
** Imputed interest rates.

     Derivative Commodity Instruments. Shell Oil uses derivative instruments in certain instances to reduce price volatility risk on commodities -- primarily crude oil, natural gas and refined products. Generally, Shell Oil's strategy is to hedge its exposure to price variances by locking in prices for future purchases and sales. Shell Oil accounts for such commodity derivatives as hedges. During 1997 Shell Oil continued to execute on a limited basis commodity transactions which were not hedges but were entered into as trading transactions. Shell Oil accounts for such transactions, which are limited to straightforward futures, options and swaps transactions with no leverage or multiplier features, on a mark-to market basis, recognizing gains or losses each business period.

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

     During 1997, Shell Oil had a gain of $32 million in connection with its commodity derivatives. At December 31, 1997, there were open positions covering
11.7 million barrels of crude oil and refined petroleum products, 81 million pounds of ethylene and 13,803 mmcf of natural gas. Of these positions, 11.2 million barrels of crude oil and refined products and all natural gas positions were entered into for "purposes other than trading." The average fair value during 1997 of the positions "held for trading purposes" was immaterial. Positions held for trading purposes generated a net gain of $0.9 million for the year.

     In all cases involving credit risk on derivative securities, it is always possible that Shell Oil will make payments when due, and that the counterparty will subsequently default on payments due Shell Oil, translating into higher costs or further reduced revenues over time. However, Shell Oil believes its credit analysis regarding counterparties and the terms, nature and size of its derivative portfolio significantly reduce this risk.

  Fair Value of Financial Instruments

     At December 31, 1997 and 1996, the estimated fair values, determined primarily by market quotes, of Shell Oil's financial instruments were as follows:

                                                     1997                        1996
                                            ----------------------      ----------------------
                                            CARRYING        FAIR        CARRYING        FAIR
                                             VALUE         VALUE         VALUE         VALUE
                                            --------      --------      --------      --------
                                                          (millions of dollars)
Investments...............................    $356          $356          $448          $448
Long-term debt............................     585           595           794           803
Interest rate swaps.......................      --            41            --             6
Derivative commodity instruments..........      --           285            --           212

     As indicated in the table, the fair value of outstanding commodity derivatives at December 31, 1997 was $285 million.

     The reported amounts of financial instruments such as cash equivalents, marketable securities, accounts and notes receivable/payable and short-term debt approximate fair value because of their short maturities.

11. TAXES

     Operating and income taxes incurred by Shell Oil were as follows:

                                                               1997         1996         1995
                                                             --------     --------     --------
                                                                   (millions of dollars)
OPERATING TAXES
     Real and personal property............................    $139        $ 166        $ 177
     Sales and use.........................................      77          105          138
     Oil and gas production................................      41           65           52
     Payroll...............................................      69           75           81
     Franchise.............................................      32           33           29
     Import and export duties..............................       2            2            2
     Other.................................................       2            6            4
                                                               ----        -----        -----
               TOTAL.......................................    $362        $ 452        $ 483
                                                               ====        =====        =====
FEDERAL AND OTHER INCOME TAXES
     Current
          U.S. federal.....................................    $648        $ 295        $ 667
          Foreign..........................................      98           88           76
          State and local..................................      40           51           35
                                                               ----        -----        -----
                                                                786          434          778
     Deferred
          U.S. federal.....................................      58          316         (332)
          State and other..................................      16           13           22
                                                               ----        -----        -----
                                                                 74          329         (310)
                                                               ----        -----        -----
               TOTAL.......................................    $860        $ 763        $ 468
                                                               ====        =====        =====

     Deferred income taxes are provided for the temporary differences between the tax basis of Shell Oil's assets and liabilities and the amounts reported in the financial statements. Significant components of deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:

                                                                1997           1996
                                                              --------       --------
                                                               (millions of dollars)
Deferred tax liabilities:
     Items associated with capitalized costs and
       write-offs...........................................   $3,930         $3,830
     Other..................................................      534            404
                                                               ------         ------
          Total deferred tax liabilities....................   $4,464         $4,234
                                                               ======         ======
Deferred tax assets:
     Other postretirement obligations.......................   $  326         $  323
     Environmental and other reserves.......................      312            393
     Loss carryforwards.....................................      345            140
     Other..................................................      488            454
                                                               ------         ------
          Total deferred tax assets.........................   $1,471         $1,310
Valuation allowance.........................................      102             88
                                                               ------         ------
Net deferred tax assets.....................................   $1,369         $1,222
                                                               ------         ------
Net deferred tax liabilities................................   $3,095         $3,012
                                                               ------         ------

     Receivables and prepayments included $244 million and $217 million of net current deferred tax assets as of December 31, 1997 and 1996, respectively.

     Total income taxes paid in the years 1997, 1996 and 1995 were $958 million, $579 million and $648 million, respectively. Total income tax expense for the years 1997, 1996 and 1995 was equivalent to effective tax rates of 28.4, 26.9 and 23.0, percent, respectively, on earnings before income taxes and minority interest of $3,027 million, $2,835 million and $2,032 million, respectively. Reconciliation to the expected tax at the U.S. statutory rate (35 percent) is as follows:

                                                             1997         1996         1995
                                                           --------     --------     --------
                                                                 (millions of dollars)
Expected tax at U.S. statutory rate......................   $1,059       $ 992        $ 711
State and foreign tax....................................       12          21           47
Prior year adjustment....................................      (50)       (151)         (57)
Tax credits..............................................      (82)        (96)         (65)
Benefit of tax losses....................................      (74)         --         (150)
Other....................................................       (5)         (3)         (18)
                                                            ------       -----        -----
               TOTAL.....................................   $  860       $ 763        $ 468
                                                            ======       =====        =====

     Shell Oil has tax loss carryforwards of $986 million expiring as follows:
1998 ($7 million); 1999 ($316 million); 2000 ($4 million); 2002 ($405 million);
2008 ($20 million); 2011 ($51 million) and 2012 ($183 million).

     Shell Oil Company is included in the consolidated federal income tax return of its parent, Shell Petroleum Inc. (SPI). Federal income tax amounts are allocated among members of the consolidated tax group based on separate return calculations. No Federal income tax balances were owing to SPI at December 31, 1997 and 1996.

12. INVESTMENTS

     Investments in companies accounted for using the equity method and other investments accounted for at cost are as follows:

                                                               1997          1996
                                                              ------        ------
                                                                  (millions of
                                                                    dollars)
Equity method affiliates....................................  $5,852        $1,402
Other affiliates, at cost...................................      28             2
                                                              ------        ------
                                                               5,880         1,404
Other investments...........................................     576           614
                                                              ------        ------
          Total.............................................  $6,456        $2,018
                                                              ======        ======

  Equity method affiliates

     The equity method of accounting is used for investments in entities where Shell Oil has a voting stock interest between 20 and 50 percent and in entities where Shell Oil has greater than 50 percent ownership interest but, as a result of contractual agreement or otherwise, does not exercise control. At December 31, 1997, such investments included: Altura Energy, Ltd. and Aera Energy, LLC, domestic oil and gas exploration and production companies; Saudi Petrochemical Company, a petrochemical company in Saudi Arabia; Shell Exploration and Production Holdings, B.V., a Dutch holding company with oil and gas producing operations in the Danish North Sea; Deer Park Refining Limited Partnership, a domestic refining operation; Coral Energy, L.P., a domestic gas marketing company; and investments in several pipelines.

     Dividends received on these investments in 1997, 1996 and 1995 were $388 million, $78 million and $111 million, respectively. Undistributed earnings of these equity affiliates included in Shell Oil's retained earnings at December 31, 1997 were $186 million.

     Summarized financial information for these investments and Shell Oil's equity share thereof is as follows:

                                                1997              1996               1995
                                           ---------------   ---------------   ----------------
                                                    EQUITY            EQUITY             EQUITY
                                           TOTAL    SHARE    TOTAL    SHARE     TOTAL    SHARE
                                           ------   ------   ------   ------   -------   ------
                                                          (millions of dollars)
COMPANIES ACCOUNTED FOR ON AN
  EQUITY BASIS
     Current assets......................  $2,609   $1,236   $1,272   $  647   $ 1,043   $  508
     Noncurrent assets...................  12,365    5,944    6,256    2,948     5,402    2,520
     Current liabilities.................   1,691      805    1,259      641     1,265      608
     Noncurrent liabilities..............   3,366    1,544    3,439    1,593     3,064    1,399
     Deferred income taxes...............     425      156      438      160       252       84
     Revenues............................   8,963    4,303    5,304    2,885     3,452    1,281
     Net income..........................   1,388      599      452      212       595      171

     At December 31, 1997, the unamortized excess of Shell Oil's investment in Altura Energy, Ltd., Aera Energy, LLC and Shell Exploration and Production, B.V. was $893 million, $122 million and $191 million, respectively.

  1997 Investments in affiliates

     During 1997 and included in the tables above, Shell Oil invested in two new exploration and production oil and gas companies, Altura Energy, Ltd. (Altura) and Aera Energy, LLC (Aera).

Altura. Altura was formed and began operations in March 1997 by combining Shell Oil's exploration and producing operations located in the Permian Basin of West Texas/Southeast New Mexico with those of Amoco Corporation (Amoco). Altura is owned approximately 36 percent by Shell Oil and 64 percent by Amoco. The transaction for the formation of Altura was reflected on the consolidated balance sheet of Shell Oil as a decrease in property, plant and equipment of $1,767 million and a corresponding increase in investments of $1,767 million.

Aera. Aera was formed and began operations in June 1997 by combining the California exploration and production operations of CalResources, a subsidiary of Shell Oil, with the California exploration and production operations of Mobil Corporation (Mobil). Shell Oil owns 58.6 percent of Aera but does not exercise control and therefore accounts for its investment using the equity method of accounting. The transaction for the formation of Aera was reflected on the consolidated balance sheet of Shell Oil as primarily a decrease in property, plant and equipment of $2,363 million and a corresponding increase in investments of $2,363 million.

     The impact on the 1997 Shell Oil consolidated results of operations had these alliances occurred on January 1, 1997 was insignificant.

  1998 Investments in affiliates

Equilon Enterprises LLC. In January 1998 Shell Oil and Texaco Inc. reached agreement on the formation and operational start up of Equilon Enterprises LLC (Equilon). Equilon is a joint venture, which combines major elements of both company's western and midwestern United States refining and marketing businesses and both company's nationwide trading, transportation and lubricants businesses. Shell Oil owns 56 percent of Equilon but will not exercise control and will account for its investment in Equilon using the equity method of accounting.

Pending Eastern U.S. Oil Products Venture. Shell Oil, Texaco and Saudi Refining, Inc. (a corporate affiliate of Saudi Aramco) are finalizing agreements for a separate joint venture involving their eastern United States and Gulf Coast refining and marketing businesses. It is anticipated this transaction will be concluded in early 1998. This venture is planned to be owned 35 percent by Shell Oil, 32.5 percent by Texaco and 32.5 percent by Saudi Refining, Inc.

Tejas Gas Corporation. In January 1998, Shell Oil acquired all of the outstanding common stock of Tejas Gas Corporation ("Tejas") for $61.50 per share which, on a fully diluted common stock basis, represented an aggregate common stock purchase price of approximately $1.45 billion. In addition, Shell Oil assumed Tejas' balance sheet debt and preferred stock of approximately $900 million. Shell Oil accounted for this transaction using the purchase method of accounting.

Coral Energy, LP. During 1997, Shell Oil, Tejas and Shell Canada jointly owned Coral Energy, LP (Coral) with an ownership interest of 44 percent, 44 percent and 12 percent, respectively. Shell Oil accounted for its investment in Coral using the equity method of accounting and Shell Oil's equity share of Coral is included in the tables above. With the completion of the Tejas acquisition, Shell Oil will account for its now 88 percent ownership in Coral on the consolidated basis of accounting.

13.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, including capitalized lease assets, were as follows:

                                           DECEMBER 31, 1997              DECEMBER 31, 1996
                                      ----------------------------   ----------------------------
                                       COST     RESERVE*     NET      COST     RESERVE*     NET
                                      -------   --------   -------   -------   --------   -------
                                                         (millions of dollars)
PROPERTY, PLANT AND EQUIPMENT
     Exploration and Production
       Oil and gas..................  $16,251   $ 9,146    $ 7,105   $24,576   $14,171    $10,405
       Other energy.................      113        13        100        93         9         84
     Oil and Chemical manufacturing
       facilities...................   11,384     5,371      6,013    11,019     4,936      6,083
     Marketing facilities...........    3,403       905      2,498     3,255       819      2,436
     Transportation facilities......    1,288       599        689     1,194       586        608
     Other..........................      833       471        362       918       542        376
                                      -------   -------    -------   -------   -------    -------
               TOTAL................  $33,272   $16,505    $16,767   $41,055   $21,063    $19,992
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

     The health care plans for retired employees and their dependents are unfunded defined benefit plans. The benefit is defined as the Company's contributions to such plans. Annually, retirees are advised of the amount of the Company's monthly contribution to the plans for the following year and the monthly amount such retirees must pay for the particular coverage desired. Coverage under the plans is arranged through insurance companies. The Company's portion of premium payments was $39 million in 1997, $40 million in 1996, and $41 million in 1995.

     The assumed annual health care cost trend rate used in measuring the accumulated postretirement benefit obligation (APBO) was 7.5% in 1997, 7% in 1998, and gradually declines to 5% by the year 2002, remaining at that level thereafter. Increasing the assumed health care cost trend rate by one percentage point in each year would increase the APBO by approximately $115 million and the aggregate of the 1997 service cost and interest cost components of expense by $11 million. The APBO as of December 31, 1997 and 1996 was based on discount rates of 7% and 7.5%, respectively. Unrecognized net gains or losses in excess of 10% of the APBO (corridor) are amortized over three years.

     Net postretirement benefits cost consisted of the following:

                                                              1997    1996
                                                              ----    ----
                                                              (millions of
                                                                dollars)
Service cost for benefits earned............................  $ 18    $ 18
Interest cost on the APBO...................................    56      54
Net amortization and deferral...............................   (39)    (29)
                                                              ----    ----
       TOTAL................................................  $ 35    $ 43
                                                              ====    ====

     The postretirement benefits plan status at December 31 was as follows:

                                                              1997    1996
                                                              ----    ----
                                                              (millions of
                                                                dollars)
Accumulated postretirement benefit obligation
  Retirees..................................................  $442    $437
  Fully eligible active plan participants...................    60      53
  Other active plan participants............................   356     286
                                                              ----    ----
       TOTAL................................................  $858    $776
Unrecognized gain from past experience different from that
  assumed and from changes in assumptions...................    90     175
Prior service gain not yet recognized in net periodic
  postretirement benefit cost...............................    15      17
                                                              ----    ----
       ACCRUED POSTRETIREMENT BENEFIT COST..................  $963    $968
                                                              ====    ====

15. PENSION PLANS AND PROVIDENT FUND

     The Shell Pension Plan covers employees of the Company and certain subsidiaries. Benefits are based on years of service and the employee's average final compensation. Company contributions to the Shell Pension Trust are based on the projected unit credit actuarial method using rates determined to be reasonable by an independent actuary. The methodology meets the requirements of the Employee Retirement Income Security Act. There were no contributions to the Shell Pension Trust in 1997 and 1996 due to the full-funding limitation of the applicable tax law.

     The plan's funded status at December 31 was as follows:

                                                               1997           1996
                                                              -------        -------
                                                              (millions of dollars)
Actuarial present value:
  Accumulated benefit obligation including vested benefits
     of $4,025 and $3,748 for 1997 and 1996, respectively...  $4,426         $4,079
                                                              ------         ------
  Projected benefit obligation..............................  $5,080         $4,648
Plan assets at fair value, primarily common stocks and fixed
  income investments........................................   5,980          5,278
                                                              ------         ------
Plan assets in excess of projected benefit obligation.......  $  900         $  630
Remaining unrecognized net asset existing at date of initial
  application of SFAS No. 87................................     (17)           (30)
Unrecognized net (gain)/loss from past experience different
  from that assumed and effects of changes in assumptions...    (421)          (159)
Prior service cost not yet recognized in net periodic
  pension
  cost......................................................     152            171
                                                              ------         ------
          NET PREPAID PENSION EXPENSE.......................  $  614         $  612
                                                              ======         ======

     Shell Oil also has a Benefit Restoration Plan and a Senior Staff Plan. The Benefit Restoration Plan generally provides for payments of amounts in excess of limits imposed by federal tax law on benefit payments under the Shell Pension Plan. The Senior Staff Plan provides for defined monthly supplemental pension payments to members of the senior staff (consisting of certain officers and other high-ranking employees). Both of these plans are unfunded. The accumulated benefit obligation for these plans totaled $297 million and $253 million at December 31, 1997 and 1996, respectively. The projected benefit obligation for these plans totaled $329 million and $284 million at December 31, 1997 and 1996, respectively. Of the 1997 projected benefit obligation amount, $196 million will be expensed in the future and $133 million of unfunded accrued pension cost is included in liabilities on the consolidated balance sheet. The estimated additional minimum pension liability recorded at December 31, 1997 and 1996 was $135 million and $155 million, respectively.

     The components of net pension expense for the Shell Pension Plan, Benefit Restoration Plan and Senior Staff Plan were:

                                                            1997      1996     1995
                                                           -------    -----    -----
                                                             (millions of dollars)
Service cost -- benefits earned during the period........  $   107    $ 114    $  79
Interest cost on projected benefit obligation............      359      345      336
Actual return on plan assets*............................   (1,005)    (783)    (912)
Net amortization and deferral*...........................      580      389      515
                                                           -------    -----    -----
       NET PENSION EXPENSE...............................  $    41    $  65    $  18
                                                           =======    =====    =====

------------

* Estimated long-term rates of return on plan assets of 9.5 percent in 1997, 1996 and 1995 were used in determining pension expense for the period. The difference between actual return and estimated return is included in Net amortization and deferral.

     Current year pension expense is based on measurements of the projected benefit obligation and the market-related value of plan assets as of the end of the previous year. The projected benefit obligation as of December 31, 1997 and 1996 was based on discount rates of 7 percent and 7.5 percent, respectively, and an average long-term rate of compensation growth of 5 percent for 1997 and 1996.

     The Shell Provident Fund covers employees of the Company and certain subsidiaries after stated periods of service, and provides for contributions by the employing company based on a stated percentage of the employees' salaries and wages. Employees may also contribute amounts up to a stated percentage.

     Total costs of these plans were as follows:

                                                              1997     1996     1995
                                                              -----    -----    -----
                                                               (millions of dollars)
Pension plans...............................................  $ 41     $ 65     $ 18
Provident Fund..............................................   102      100      101
                                                              ----     ----     ----
       TOTAL................................................  $143     $165     $119
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

     Since 1984, the Company has been named with others as a defendant in numerous product liability cases, including class actions, involving the failure of residential plumbing systems constructed with polybutylene plastic pipe. The Company has also been sued regarding failures in polybutylene pipe connecting users with utility water lines and polybutylene pipe used in municipal water distribution systems. The Company fabricated the resin for this pipe. Two other substantial manufacturers made the resins for the polyacetal insert fittings used in many of the residential plumbing systems (the fittings co-defendants) and are also defendants in those cases. The Company and the fittings co-defendants have agreed on a mechanism to fund the payment of most of the residential plumbing claims in the United States as the result of two class action settlements (the "class action settlement"). The class action settlement provides for the creation of an entity to receive and handle claims and for a $950 million fund to pay such claims, which claims may be filed until 2009, depending on various factors. If the settlement funds are exhausted, additional funds may be provided by the defendants, or claimants who have not received their full benefits under the class action settlements may seek their remedy in a new court proceeding at that time. One fittings co-defendant has agreed to fund 10% of all acetal fittings costs related to the class action settlement; the Company and the other fittings co-defendant have agreed to arbitration to determine how the remaining acetyl fittings portion of the costs will be shared between them. Additionally, claims continue to be filed involving problems with polybutylene pipe used in municipal water distribution systems. The Company will continue to defend these matters vigorously but it cannot currently predict when or how polybutylene related matters will finally be resolved.

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

17. COMMITMENTS

     Shell Oil conducts a portion of its operations using leased facilities, including service stations, barges, tankers and drilling rigs. Future minimum payments under operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1997:

                                                               OPERATING
                                                                LEASES
                                                               ---------
                                                               (millions
                                                                  of
                                                               dollars)
1998........................................................    $  267
1999........................................................       197
2000........................................................       160
2001........................................................       154
2002........................................................       149
Thereafter..................................................       936
                                                                ------
          Total minimum lease payments......................    $1,863
                                                                ======

     The composition of total rental expense for all operating leases, except those with terms of a month or less that were not renewed, was as follows:

                                                              1997          1996          1995
                                                            --------      --------      --------
                                                                   (millions of dollars)
Minimum rentals...........................................    $286          $345          $381
Contingent rentals
  (Generally based on sales volumes)......................       3             2             2
Less: sublease rentals....................................     (36)          (36)          (41)
                                                              ----          ----          ----
          Total...........................................    $253          $311          $342
                                                              ====          ====          ====

     Under long-term agreements with an offshore port and certain pipeline companies in which stock interests are held, Shell Oil may be required to advance funds against future transportation charges in the event such companies are unable to meet their financial obligations. Also, at December 31, 1997, Shell Oil had commitments related to agreements for the future purchase of materials and services, and for the acquisition and construction of facilities, all made in the normal course of business. Additionally, at December 31, 1997, Shell Oil had guaranteed $10 million of debt and other obligations of others. All such commitments and guarantees are expected to be fulfilled with no adverse consequences material to Shell Oil's operations or financial condition.

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

          Oil and Gas Exploration and Production explores for and develops and produces crude oil, natural gas and natural gas liquids primarily in the offshore Gulf of Mexico and the continental United States. This segment is also engaged on a limited and selective basis in production activities outside the United States, including ventures with companies of the Royal Dutch/Shell Group of Companies.

          Oil Products transports, refines and markets crude oil and petroleum products principally in the United States. This segment is oriented toward light fuel products; accordingly, refineries are designed to produce large quantities of motor gasoline and other light fuels. Shell Oil is a leading marketer of gasoline in the United States and an important supplier of aviation fuel, lubricants and asphalt. In 1997, Shell Oil's own net produced crude oil and natural gas liquids was equivalent to about 43 percent of its intakes into its crude oil distillation units. Shell Oil further supplements its own crude oil production to meet its refinery requirements by the purchase of crude oil from both domestic and international sources. During 1997, 34 percent of Shell Oil's net crude oil supply came from sources outside the United States; approximately 25 percent was purchased from government oil companies in three foreign countries and 9 percent was purchased from other international sources including companies affiliated with the Royal Dutch/Shell Group of Companies.

          Chemical Products is a major producer primarily in the United States of olefins, aromatics, phenol, detergent alcohols, ethylene oxide and derivatives, thermoplastic elastomers, epoxy and specialty resins, oxygenated and hydrocarbon solvents and polyester resins. These basic chemical products are used in many consumer and industrial products and processes. They are sold primarily to industrial markets in the United States; approximately 17 percent of chemical volumes are sold outside the United States. In addition, petrochemicals are manufactured by a joint venture with Saudi Basic Industries Corporation and sold in world wide markets. Catalysts are manufactured and sold through joint ventures with affiliates and other parties.

     Operating segments information for the years 1997, 1996 and 1995 is presented below. Income taxes are allocated to segments on the basis of contributions to taxable income reduced by applicable tax credits. Shell Oil's activity outside the United States has not reached a level warranting separate reporting.

                                                OIL AND GAS
                                              EXPLORATION AND      OIL      CHEMICAL
                                                PRODUCTION       PRODUCTS   PRODUCTS   OTHER     TOTAL
                                              ---------------    --------   --------   ------   --------
                                                                (millions of dollars)

1997 SUMMARY STATEMENT OF INCOME
     Sales and other operating revenue......      $ 2,961        $20,491    $ 4,725    $   84   $28,261
     Other revenue..........................          344             15         (2)        1       358
     Intersegment transfers.................        2,578          1,541        489        --        --
                                                  -------        -------    -------    ------   -------
               TOTAL REVENUE................        5,883         22,047      5,212        85    28,619(1)
     Costs and operating expenses...........        2,812         21,075      4,246        59    23,584(1)
     Depreciation, amortization, etc........        1,147            438        270        34     1,889
                                                  -------        -------    -------    ------   -------
               OPERATING PROFIT (LOSS)......        1,924            534        696        (8)    3,146
     Corporate expense--allocated...........           43             39         22        --       104
     Income tax expense--allocated..........          593            136        246         8       983
     Minority interest......................           45              8          9        --        62
     Equity in net (income) loss of
       others...............................         (137)           (82)       (55)       (2)     (276)
                                                  -------        -------    -------    ------   -------
               INCOME (LOSS) FROM ONGOING
                 OPERATIONS.................        1,380            433        474       (14)    2,273
     Other charges (credits)(4).............            2             (9)        17        --        10
                                                  -------        -------    -------    ------   -------
               SEGMENT NET INCOME (LOSS)....      $ 1,378        $   442    $   457    $  (14)  $ 2,263
     Nonallocated amounts...................                                                    $   159
                                                                                                -------
               NET INCOME...................                                                    $ 2,104
                                                                                                =======
1997 CAPITAL EXPENDITURES...................      $ 2,182        $   554    $   348    $   43   $ 3,131(2)
IDENTIFIABLE ASSETS DECEMBER 31, 1997.......      $13,123        $ 9,277    $ 5,342    $  211   $29,601(3)

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

------------

(1) After elimination of intersegment transfers of $4,608 million in 1997, $4,601 million in 1996 and $3,780 million in 1995, which are based on estimated market-related values.

(2) Includes non-segment capital expenditures of $4 million in 1997, $4 million in 1996, and $62 million in 1995.

(3) Includes non-segment assets of $1,648 million in 1997, $1,511 million in 1996 and $1,192 million in 1995.

(4) Amounts associated with major product classifications for which there has been no revenue stream or investment in the last 5 years.

19. SUMMARIZED FINANCIAL INFORMATION -- SHELL PIPE LINE CORPORATION

     The following summarized financial information for Shell Pipe Line Corporation is presented here for the information of holders of Shell Pipe Line Corporation's 7 1/2% Guaranteed Sinking Fund Debentures Due 1999, which are fully guaranteed by Shell Oil Company.

                                                                  1997        1996        1995
                                                                --------    --------    --------
                                                                     (millions of dollars)
SHELL PIPE LINE CORPORATION
     Current assets.........................................      $101        $122        $154
     Noncurrent assets......................................       777         739         524
     Current liabilities....................................       169         121          89
     Noncurrent liabilities.................................        77          79          73
     Revenue................................................       399         370         322
     Operating income.......................................       185         184         167
     Net income.............................................       150         144         130

20. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

                                                    1997                                        1996
                                  -----------------------------------------   -----------------------------------------
                                   FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND     THIRD      FOURTH
                                  --------   --------   --------   --------   --------   --------   --------   --------
                                                                  (millions of dollars)
     Sales and other operating
       revenue..................   $7,477     $6,920     $6,945     $6,927     $6,306     $7,095     $7,196     $8,226
     Revenues, less purchased
       raw materials and
       products, and operating
       expenses.................    1,770      1,739      1,705      1,748      1,576      1,772      1,750      1,923
     Income before income taxes
       and minority interest....      785        718        769        756        577        669        797        792
     Net income.................   $  517     $  531     $  479     $  577     $  483     $  461     $  504     $  573

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 1998.

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

                            ------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 5, 1998 by the following persons on behalf of the Registrant in the capacities indicated.

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

                /s/ PHILIP J. CARROLL                         President and Director
-----------------------------------------------------      (Principal Executive Officer)
                 (Philip J. Carroll)

                    /s/ D. GARDY                              Vice President Finance
-----------------------------------------------------      (Principal Financial Officer)
                     (D. Gardy)

                  /s/ N. J. CARUSO                        Controller and General Auditor
-----------------------------------------------------     (Principal Accounting Officer)
                   (N. J. Caruso)

               /s/ JOSEPH E. ANTONINI                                Director
-----------------------------------------------------
                (Joseph E. Antonini)

                 /s/ RAND V. ARASKOG                                 Director
-----------------------------------------------------
                  (Rand V. Araskog)

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

                                                                     Director
-----------------------------------------------------
                 (Robert F. Daniell)

              /s/ C. A. J. HERKSTROTER                               Director
-----------------------------------------------------
               (C. A. J. Herkstroter)

                 /s/ JACK E. LITTLE                                  Director
-----------------------------------------------------
                  (Jack E. Little)

                /s/ VILMA S. MARTINEZ                                Director
-----------------------------------------------------
                 (Vilma S. Martinez)

                /s/ MARK MOODY-STUART                                Director
-----------------------------------------------------
                 (Mark Moody-Stuart)

                /s/ HAROLD A. POLING                             Emeritus Director
-----------------------------------------------------
                 (Harold A. Poling)

               /s/ GORDON R. SULLIVAN                                Director
-----------------------------------------------------
                (Gordon R. Sullivan)

                /s/ JOHN F. WOODHOUSE                                Director
-----------------------------------------------------
                 (John F. Woodhouse)

                               INDEX TO EXHIBITS

EXHIBIT
  NO.     DESCRIPTION                                                  PAGE NO.
-------   -----------                                                  --------

   3      Articles of Incorporation and By-Laws
          (i)  Copy of Restated Articles of Incorporation of the
               Registrant.............................................     *
          (ii)  Copy of By-Laws of the Registrant, as Amended.........     *
  10      Material Contracts:
          (i)  Letter Agreement between Registrant and Shell
          Internationale Research Maatschappij B. V...................    63
          (ii)  Agreement for Research Services.......................     *
  21      Subsidiaries of the Registrant..............................    64
  23      Consent of Independent Accountants..........................    65
  24      Powers of Attorney..........................................    60
  27      Financial Data Schedule.....................................

------------

 * Incorporated by reference; see Item 14c, page 37.