Form 10-Q
period 1998-06-30
SHELL OIL CO
filed 1998-07-30
CIK 89629

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended June 30, 1998
                                     OR
[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from________________ to ____________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $10.00 par value, outstanding as of June 30, 1998 - 1,000 shares.

                      -------------------------------------

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

===============================================================================

                          PART I. FINANCIAL INFORMATION

                       SHELL OIL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                               Millions of Dollars

                                                                 SECOND QUARTER            SIX MONTHS
                                                               -------------------     --------------------
                                                                 1998        1997        1998        1997
                                                               -------     -------     -------     --------
REVENUES
    Sales and other operating revenue ....................     $ 5,235     $ 7,908     $10,261     $16,301
    Less:  Consumer excise and sales taxes ...............         419         988         796       1,904
                                                               -------     -------     -------     -------
                                                                 4,816       6,920       9,465      14,397
    Equity in income of affiliates .......................         151         135         271         231
    Interest and other income ............................          63          38          99          97
                                                               -------     -------     -------     -------
          TOTAL ..........................................       5,030       7,093       9,835      14,725
                                                               -------     -------     -------     -------

COSTS AND EXPENSES
    Purchased raw materials and products .................       3,056       4,305       6,000       9,440
    Operating expenses ...................................         613       1,049       1,292       1,777
    Selling, general and administrative expenses..........         214         287         433         500
    Exploration, including exploratory dry holes .........         107          84         176         162
    Research expenses ....................................          38          40          75          76
    Depreciation, depletion, amortization and
       retirements .......................................         342         478         738         977
    Interest and discount amortization ...................         101          52         186          97
    Operating taxes ......................................          60          80         128         193
                                                               -------     -------     -------     -------
          TOTAL ..........................................       4,531       6,375       9,028      13,222
                                                               -------     -------     -------     -------

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST ........................................     $   499     $   718     $   807     $ 1,503

    Federal and other income taxes .......................         162         167         274         420
    Minority interest in income
       of subsidiaries ...................................          21          20          45          35
                                                               -------     -------     -------     -------

NET INCOME ...............................................     $   316     $   531     $   488     $ 1,048
                                                               =======     =======     =======     =======

Note: Certain 1997 amounts have been reclassified to conform with current year presentation.
                          ----------------------------

                         OPERATING SEGMENTS INFORMATION
                               Millions of Dollars

                                                  SECOND QUARTER            SIX MONTHS
                                               -------------------      ------------------
                                                1998         1997        1998        1997
                                               ------       ------      ------      ------
SEGMENT NET INCOME (LOSS)
    Oil and Gas Exploration and Production     $  184       $  262      $  332      $  715
    Downstream Gas .......................         14           --          23          --
    Oil Products .........................        117          128         128         139
    Chemical Products ....................         75          151         180         257
    Other ................................          5           (2)          9          (1)
    Corporate Items ......................        (79)          (8)       (184)        (62)
                                               ------       ------      ------      ------
NET INCOME ...............................     $  316       $  531      $  488      $1,048
                                               ======       ======      ======      ======

                       SHELL OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               Millions of Dollars


                                                       JUNE 30,    DECEMBER 31,
                                                         1998         1997
                                                       --------    ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents .....................     $   286       $   342
   Receivables and prepayments, less allowance for
      doubtful accounts ..........................       3,056         3,414
   Owing by related parties ......................         562           280
   Inventories of oils and chemicals .............         902           974
   Inventories of materials and supplies .........         176           218
                                                       -------       -------
             TOTAL CURRENT ASSETS ................       4,982         5,228
INVESTMENTS ......................................      10,289         6,456
LONG-TERM RECEIVABLES AND DEFERRED CHARGES .......       1,885         1,150
PROPERTY, PLANT AND EQUIPMENT AT COST, LESS
   ACCUMULATED DEPRECIATION, DEPLETION AND
   AMORTIZATION OF $13,413 AT JUNE 30, 1998
   AND $16,505 AT DECEMBER 31, 1997 ..............      14,184        16,767
GOODWILL, NET ....................................       1,022            --
                                                       -------       -------
             TOTAL ...............................     $32,362       $29,601
                                                       =======       =======


LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
   Accounts payable - trade ......................     $ 1,541       $ 2,257
   Other payables and accruals ...................       1,366         1,281
   Income, operating and consumer taxes ..........          81           186
   Owing to related parties ......................         394           303
   Short-term debt ...............................       6,756         3,539
                                                       -------       -------
           TOTAL CURRENT LIABILITIES .............      10,138         7,566
LONG-TERM DEBT ...................................         769           585
DEFERRED INCOME TAXES ............................       3,338         3,339
LONG-TERM LIABILITIES ............................       2,252         2,154
MINORITY INTEREST ................................       1,324         1,079
SHAREHOLDER'S EQUITY
   Common stock - 1,000 shares of $10 per share
       par value .................................          --            --
   Capital in excess of par value ................       2,206         2,206
   Earnings reinvested ...........................      12,335        12,672
                                                       -------       -------
           TOTAL SHAREHOLDER'S EQUITY ............      14,541        14,878
                                                       -------       -------
           TOTAL .................................     $32,362       $29,601
                                                       =======       =======

                       SHELL OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               Millions of Dollars

                                                                                       SIX MONTHS
                                                                                 ----------------------
                                                                                   1998          1997
                                                                                 --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ................................................................  $   488        $  1,048
   Adjustments to reconcile net income to net cash
       provided by operating activities:
      Depreciation, depletion, amortization and retirements ..................      738             977
           Dividends less than equity income .................................      (76)           (152)
           (Increases) decreases in working capital:
              Receivables and prepayments ....................................     (202)            907
              Inventories ....................................................     (161)           (200)
              Current payables and accruals ..................................     (295)         (1,098)
           Deferred income taxes .............................................     (250)            142
           Minority interest in income of subsidiaries .......................       45              35
           Other noncurrent items ............................................      225            (142)
                                                                                -------        --------
           Net Cash Provided by Operating Activities .........................      512           1,517
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
   Capital expenditures:
      Acquisition of Tejas ...................................................   (1,376)             --
      Other ..................................................................   (1,188)         (1,485)
   Proceeds from property sales and salvage ..................................      196             127
   Other investments .........................................................      241            (202)
                                                                                -------        --------
              Net Cash Used for Investing Activities .........................   (2,127)         (1,560)
                                                                                -------        --------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt ..................................      324             161
   Principal payments on long-term debt ......................................     (370)           (467)
   Proceeds from sales of securities of subsidiaries .........................      246              32
   Dividends to shareholder ..................................................     (825)           (800)
   Dividends to minority interest ............................................      (46)            (31)
   Increase (decrease) in short-term obligations .............................    2,230           1,405
                                                                                -------        --------
              Net Cash Provided by Financing Activities ......................    1,559             300
                                                                                -------        --------
NET CASH FLOWS
   Increase (Decrease) in cash and cash equivalents .........................   $   (56)       $    257
                                                                                =======        ========
CASH AND CASH EQUIVALENTS
   Balance at beginning of period ............................................  $   342        $    393
   Increase (decrease) in cash and cash equivalents ..........................      (56)            257
                                                                                -------        --------
              Balance at end of period .......................................  $   286        $    650
                                                                                =======        ========

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

         The results for the second quarter and first six months of 1998 should not be construed as necessarily indicative of future financial results.


B.  SIGNIFICANT 1998 ALLIANCES AND ACQUISITIONS

         EQUILON ENTERPRISES LLC. On January 15, 1998, Shell Oil and Texaco Inc. (Texaco) reached agreement on the formation and operational start up, effective January 1, 1998, of Equilon Enterprises LLC ("Equilon"). Equilon is a joint venture which combines major elements of both companies' western and midwestern United States refining and marketing businesses and both companies' nationwide trading, transportation and lubricants businesses. Shell Oil owns 56 percent of Equilon but does not exercise control and therefore accounts for its investment in Equilon using the equity method of accounting. Shell Oil recorded its investment in Equilon by removing from its consolidated balance sheet the values of the assets and liabilities it contributed to the joint venture, or approximately $6.2 billion and $2.3 billion, respectively, and, in turn, recording the net of these amounts, or approximately $3.9 billion as its equity investment in Equilon. Further detail concerning this new venture was included in the Company's Current Report on Form 8-K filed with the Commission on January 30, 1998.

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

         The following summary, prepared on a pro forma basis, presents the Shell Oil results of operations for the three month and six month periods ending June 30, 1997 as if Equilon had been formed and Tejas had been acquired on January 1, 1997:

                       SHELL OIL COMPANY AND SUBSIDIARIES
                  PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

                             Three Month Period             Six Month Period
                             Ended June 30, 1997           Ended June 30, 1997
                             -------------------           -------------------
                                           (Millions of dollars)
   Gross Revenues..........      $ 5,377                     $  11,840
   Net income..............          523                         1,033


C.  EQUILON ENTERPRISES LLC

         The following unaudited financial information for Equilon is reflected on a 100 percent Equilon basis:

                             Three Month Period             Six Month Period
                             Ended June 30, 1998           Ended June 30, 1998
                             -------------------           -------------------
                                           (Millions of dollars)
   Gross Revenues..........      $6,070                    $   12,095
   Income Before Tax.......         198                           310

         As a limited liability company, Equilon's results of operations do not include income tax liability, but rather the income tax liability is reflected in the results of operations of the parent companies. Shell Oil's 56 percent equity share of Equilon's Income Before Tax and the corresponding income tax expense is reflected currently in Shell Oil's Consolidated Statement of Income.


D.  CONTINGENCIES AND OTHER MATTERS

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

                            ------------------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Shell Oil reported second quarter net income of $316 million, a decrease of $215 million, or 40 percent, from the second quarter of 1997. Excluding special items in both quarters, adjusted net income in the second quarter of 1998 totaled $312 million, a decrease of $164 million or 34 percent.

         The key operational elements contributing to lower earnings in the second quarter of 1998 as compared to 1997 were lower average crude oil prices and lower earnings from the chemical business. Domestic crude oil production increased 13 percent over the same period last year, while natural gas production rose 20 percent.

         For the first six months of 1998, net income was $488 million, a decrease of $560 million, or 53 percent, from the same period last year. Excluding special items, adjusted net income for 1998 totaled $483 million, a decrease of $492 million, or 50 percent, from 1997.

         Contributing to the lower earnings in the first six months of 1998 were lower average prices for crude oil and natural gas and lower earnings from the chemical business. Results in oil products were virtually unchanged during 1998 compared to 1997 due in part to a continuing very competitive business environment.

         Special items in the 1998 periods benefited net income $4 million for the quarter and $5 million for the first half. Special items in the second quarter of 1998 were comprised primarily of gains from oil and gas property sales offset in part by redundancy provisions. Special items increased 1997 net income by $55 million for the quarter and $73 million in the first six months.


OIL AND GAS EXPLORATION AND PRODUCTION

Income Highlights              Second Quarter                     Six Months
-----------------           --------------------            ---------------------
(millions of dollars)       1998            1997            1998             1997
                            ----            ----            ----             ----
Segment Net Income .....     184             262             332              715
Special Items ..........      39              10              42               36
                             ---             ---             ---              ---
Adjusted Net Income ....     145             252             290              679

         Oil and gas exploration and production net income in the second quarter of 1998 totaled $184 million, a decrease of $78 million from 1997. For the first half of 1998, earnings were $332 million, down $383 million. Excluding special items in the comparable periods, adjusted net income declined $107 million in the 1998 quarter versus 1997 and $389 million in the first-half comparison.

         Production of crude oil and natural gas in both 1998 periods increased significantly; however, sharply lower crude oil prices more than offset these gains. For the second quarter of 1998, domestic crude oil prices averaged $11.17 per barrel, decreasing $5.26 per barrel, or 32 percent, from the 1997 quarter. For the first six months of 1998, average domestic crude oil prices decreased $6.33 per barrel, or 35 percent. Operating expenses were higher in both 1998 periods, although on a per barrel equivalent basis, costs were lower.

         Average domestic crude oil production during the 1998 periods was 460,000 barrels per day for the quarter and 455,000 barrels per day for the first six months, increasing 52,000 and 56,000 barrels per day, respectively, compared to 1997. These increases resulted primarily from the deepwater Gulf of Mexico development, and more than offset natural crude oil production declines elsewhere. Natural gas production averaged 2,076 million cubic feet daily during the second quarter of 1998, increasing 343 million cubic feet daily, or 20 percent. For the first six months of 1998, natural gas production averaged 1,987 million cubic feet daily, an increase of 241 million, or 14 percent. This year's second quarter natural gas production represents an all-time high for Shell Oil. These record levels are largely attributable to new and increased production from deepwater Gulf of Mexico.

         Domestic crude oil and natural gas production numbers include Shell Oil's net production plus a pro rata share, based on ownership interest, of domestic equity companies' production; price and expenditure information excludes equity company data. Equity companies are those companies in which Shell Oil has significant influence but not control.

DOWNSTREAM GAS

Income Highlights                Second Quarter                 Six Months
-----------------            ----------------------         ------------------
(millions of dollars)        1998              1997         1998          1997
                             ----              ----         ----          ----
Segment Net Income .......     14                --           23            --
Special Items ............     --                --           --            --
                             ----              ----         ----          ----
  Adjusted Net Income ....     14                --           23            --

         Downstream gas, a new operating segment of Shell Oil, had earnings for the second quarter of 1998 of $14 million, essentially unchanged from the first quarter of this year. This is the initial year of reporting, and as a result no comparative earnings data are available for 1997.

         In January 1998, Shell Oil acquired Tejas, including Tejas' interest in Coral, as further discussed in Note B of the Notes to Interim Financial Statements. In addition to Shell Oil's previously existing natural gas marketing business and its infrastructure of natural gas pipelines in the Gulf of Mexico, the new downstream gas segment also includes the operations of Tejas, Coral and Corpus Christi Natural Gas, which was acquired in 1997.

         During the second quarter of 1998, downstream gas transported natural gas volumes were about 6.8 BCF/D, up slightly over the first quarter of 1998. Gas transport margins were essentially unchanged from quarter to quarter; however, gas processing margins declined.


OIL PRODUCTS

Income Highlights                 Second Quarter                Six Months
-----------------              --------------------         ------------------
(millions of dollars)          1998            1997         1998          1997
                               ----            ----         ----          ----
Segment Net Income .......      117             128          128           139
Special Items ............      (29)             (1)         (30)           (6)
                               ----            ----         ----          ----
  Adjusted Net Income ....      146             129          158           145

         Oil products earnings, including Shell Oil's equity share of the earnings of Equilon, totaled $117 million in the second quarter of 1998, a decrease of $11 million from 1997. In the first six months of 1998, earnings totaled $128 million, down $11 million from 1997. However, after excluding special items in comparable periods, adjusted net income increased $17 million versus the 1997 quarter, and $13 million in the six-month comparison. Special items in 1998 included a severance provision associated with the new downstream refining and marketing alliances.

         Overall, the key factor in the higher operating earnings in the 1998 periods compared to 1997 was an improvement in refined product margins. Earnings in the second quarter of 1998 also improved over the prior quarter, mainly due to higher margins and lower manufacturing costs associated with turnarounds.

         As further discussed in Note B of the Notes to Interim Financial Statements and as reported in the Company's Current Report on Form 8-K filed with the Commission on January 30, 1998, operations began, effective January 1, 1998, in Equilon, the new refining and marketing venture jointly owned by Shell Oil and Texaco. Equilon combines major elements of both companies' western and midwestern

United States refining and marketing businesses and their nationwide trading, transportation and lubricants businesses.


CHEMICAL PRODUCTS

Income Highlights                 Second Quarter            Six Months
-----------------              --------------------      ----------------
(millions of dollars)          1998            1997      1998        1997
                               ----            ----      ----        ----
Segment Net Income .......       75             151       180         257
Special Items ............      (11)             (4)       (9)         (7)
                               ----            ----      ----        ----
  Adjusted Net Income ....       86             155       189         264

         Chemical products earnings were $75 million in the second quarter of 1998, a decrease of $76 million from 1997. For the first six months of 1998, chemical products earnings totaled $180 million, a decrease of $77 million. Excluding special items in the comparable periods, adjusted net income for the 1998 quarter decreased $69 million and for the first six months decreased $75 million.

         Earnings declined in the second quarter of 1998 due to lower prices for primary chemicals, which more than offset the benefits derived from lower feedstock costs, and to a $9 million charge associated with the restructuring of a business. For the six months of 1998, lower primary chemical margins and higher operating expenses, primarily turnaround costs, contributed to the earnings decline.


OTHER

         The other segment net income in the second quarter and first half of 1998 was $5 million and $9 million, respectively, compared to net losses of $2 million and $1 million in the in the same 1997 periods.


CORPORATE ITEMS

         Corporate items reduced earnings $79 million and $184 million in the second quarter and first half of 1998, respectively, compared to a reduction to earnings of $8 million and $62 million in the comparable 1997 periods. Excluding special items, corporate charges totaled $84 million in the 1998 quarter and $186 million in the first six months of 1998 compared to costs of $58 million and $112 million in the same 1997 periods. Higher financing costs in both 1998 periods were the primary factor in the increases.


FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

         Cash flow provided by operating activities totaled $512 million for the first six months of 1998, compared with $1,517 million in the comparable period last year, a decrease of $1,005 million. The period to period decrease was attributable to lower earnings and, in part, to lower dividends from equity investments. Cash generated from operating activities, coupled with an increase in debt and sale of securities totaling $2,430 million, and proceeds from property sales and other investments of $437 million in the first six months of 1998, was used primarily for capital expenditures of $2,564 million and dividend payments of $871 million.

OTHER MATTERS

RECENT DEVELOPMENTS

         As reported in the Company's Current Report on Form 8-K filed with the Commission on July 1, 1998, on July 1, 1998, Shell Oil, Texaco and Saudi Arabian Oil Company (Saudi Aramco) jointly announced the formation and operational start-up of Motiva Enterprises LLC (Motiva), a joint venture combining major elements of the three companies' eastern and Gulf Coast U.S. refining and marketing businesses, including assets previously held by Star Enterprise, a partnership of corporate affiliates of Texaco and Saudi Aramco. Shell Oil has 35 percent ownership of Motiva, and Texaco and Saudi Refining, Inc., a corporate affiliate of Saudi Aramco, each have 32.5 percent ownership of the company (such ownership to be subject to adjustment in the future based on the performance of the assets). Shell Oil will account for its investment in Motiva using the equity method of accounting.

         On June 30, 1998 Shell Oil conveyed substantially all of its onshore oil and gas property interests in south Louisiana (excluding offshore interests and certain interests in Louisiana state waters and the onshore areas adjacent to such waters) to The Meridian Resource Corporation (Meridian) in exchange for cash, and common and preferred stock interests in Meridian as reported in the Company's Schedule 13D filed with the Commission on July 10, 1998.


STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This new standard is effective for fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet completed its evaluation of the impact of the adoption of this new standard.


         In addition to the economic conditions and other matters discussed above affecting Shell Oil, the operations, earnings and financial condition of Shell Oil may be affected by political developments; litigation; and legislation, regulation and other actions taken by federal, state, local and foreign governmental entities, including those matters discussed in Note D of the Notes to Interim Financial Statements.

                            -------------------------

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         In July 1998, an exploration and production subsidiary of the Company agreed to a civil penalty in the amount of $128 thousand, to be paid in cash or by funding of a fugitive emission and odor study. The penalty was assessed by the San Luis Obispo Air Pollution Control District.

         In 1998, the Shell Deer Park Chemical Plant was informed by the Environmental Protection Agency ("EPA") that the agency is considering an enforcement action under Section 112(r)(1) of the Clean Air Act Amendments of 1990. The EPA and Shell are engaging in discussions regarding such potential alleged past violations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits.

                2.1 Asset Transfer and Liability Assumption Agreement dated as of July 1, 1998 among Shell Oil, Texaco Inc. and Saudi Arabian Oil Company for the creation of Motiva Enterprises LLC.

                27.      Financial Data Schedule.

         (b)    Reports on Form 8-K.

                No Reports on Form 8-K were filed in the second quarter of 1998. However, on July 1, 1998, the Company filed a Current Report on Form 8-K regarding the formation and operational startup of Motiva Enterprises LLC on July 1, 1998.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         SHELL OIL COMPANY



                                                    By  N. J. CARUSO
                                                      ------------------------
                                                       N. J. Caruso, Controller
                                                      (Principal Accounting and
                                                       Duly Authorized Officer)


Date:  July 29, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
2.1                      Asset Transfer and Liability Assumption Agreement
                         dated as of July 1, 1998 among Shell Oil, Texaco Inc.
                         and Saudi Arabian Oil Company for the creation of
                         Motiva Enterprises LLC.

27.                      Financial Data Schedule.