Form 10-Q
period 1998-09-30
SHELL OIL CO
filed 1998-11-12
CIK 89629

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998
                                       OR
[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ____________________ to _________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $10.00 par value, outstanding as of September 30, 1998 - 1,000 shares.

                        --------------------------------

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

================================================================================

                          PART I. FINANCIAL INFORMATION

                       SHELL OIL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                               Millions of Dollars

                                                        THIRD QUARTER            NINE MONTHS
                                                     -------------------     -------------------
                                                       1998        1997        1998        1997
                                                     -------     -------     -------     -------
REVENUES
    Sales and other operating revenue ............   $ 3,667     $ 7,952     $13,927     $24,253
    Less: Consumer excise and sales taxes ........         2       1,007         798       2,911
                                                     -------     -------     -------     -------
                                                       3,665       6,945      13,129      21,342
    Equity in income of affiliates ...............       146         160         417         391
    Interest and other income ....................       115          32         215         129
                                                     -------     -------     -------     -------
          TOTAL ..................................     3,926       7,137      13,761      21,862
                                                     -------     -------     -------     -------

COSTS AND EXPENSES
    Purchased raw materials and products .........     2,251       4,536       8,249      13,978
    Operating expenses ...........................       639         896       1,931       2,673
    Selling, general and administrative expenses..       147         250         580         750
    Exploration, including exploratory dry holes..        58          62         235         244
    Research expenses ............................        35          45         110         121
    Depreciation, depletion, amortization and
       retirements ...............................       153         442         891       1,418
    Interest and discount amortization ...........       108          52         294         149
    Operating taxes ..............................        54          85         182         278
                                                     -------     -------     -------     -------
          TOTAL ..................................     3,445       6,368      12,472      19,591
                                                     -------     -------     -------     -------

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST ................................   $   481     $   769     $ 1,289     $ 2,271

    Federal and other income taxes ...............       209         276         483         696
    Minority interest in income
       of subsidiaries ...........................        14          14          60          48
                                                     -------     -------     -------     -------

NET INCOME .......................................   $   258     $   479     $   746     $ 1,527
                                                     =======     =======     =======     =======

Note: Certain 1997 amounts have been reclassified to conform with current year presentation.

                          ----------------------------

                         OPERATING SEGMENTS INFORMATION
                               Millions of Dollars

                                                  THIRD QUARTER              NINE MONTHS
                                               --------------------      --------------------
                                                1998         1997         1998         1997
                                               -------      -------      -------      -------
SEGMENT NET INCOME (LOSS)
    Oil and Gas Exploration and Production..   $   147      $   268      $   479      $   983
    Downstream Gas .........................        10         --             32         --
    Oil Products ...........................       115          146          243          286
    Chemical Products ......................        67          107          247          364
    Other ..................................        (6)          (1)           4           (3)
    Corporate Items ........................       (75)         (41)        (259)        (103)
                                               -------      -------      -------      -------
NET INCOME .................................   $   258      $   479      $   746      $ 1,527
                                               =======      =======      =======      =======

                       SHELL OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               Millions of Dollars


                                                         SEPTEMBER 30,   DECEMBER 31,
                                                              1998           1997
                                                            -------        -------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents ........................       $   385        $   342
   Receivables and prepayments, less allowance for
      doubtful accounts .............................         2,721          3,414
   Owing by related parties .........................           740            280
   Inventories of oils and chemicals ................           791            974
   Inventories of materials and supplies ............           147            218
                                                            -------        -------
             TOTAL CURRENT ASSETS ...................         4,784          5,228
INVESTMENTS .........................................        11,840          6,456
LONG-TERM RECEIVABLES AND DEFERRED CHARGES ..........         2,101          1,150
PROPERTY, PLANT AND EQUIPMENT AT COST, LESS
   ACCUMULATED DEPRECIATION, DEPLETION AND
   AMORTIZATION OF $12,422 AT SEPTEMBER 30, 1998
   AND $16,505 AT DECEMBER 31, 1997 .................        12,507         16,767
GOODWILL, NET .......................................         1,016           --
                                                            -------        -------
             TOTAL ..................................       $32,248        $29,601
                                                            =======        =======


LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
   Accounts payable - trade .........................       $ 1,239        $ 2,257
   Other payables and accruals ......................         1,267          1,281
   Income, operating and consumer taxes .............           102            186
   Owing to related parties .........................         1,146            303
   Short-term debt ..................................         6,293          3,539
                                                            -------        -------
           TOTAL CURRENT LIABILITIES ................        10,047          7,566
LONG-TERM DEBT ......................................           773            585
DEFERRED INCOME TAXES ...............................         3,491          3,339
LONG-TERM LIABILITIES ...............................         2,151          2,154
MINORITY INTEREST ...................................         1,400          1,079
SHAREHOLDER'S EQUITY
   Common stock - 1,000 shares of $10 per share
       par value ....................................          --             --
   Capital in excess of par value ...................         2,206          2,206
   Earnings reinvested ..............................        12,180         12,672
                                                            -------        -------
           TOTAL SHAREHOLDER'S EQUITY ...............        14,386         14,878
                                                            -------        -------
           TOTAL ....................................       $32,248        $29,601
                                                            =======        =======

                       SHELL OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               Millions of Dollars

                                                                       NINE  MONTHS
                                                                   --------------------
                                                                    1998         1997
                                                                   -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ...................................................  $   746      $ 1,527
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation, depletion, amortization and retirements...      891        1,418
         Dividends in excess of (less than) equity income .......       17         (221)
         (Increases) decreases in working capital:
              Receivables and prepayments .......................     (549)         910
              Inventories .......................................     (139)        (246)
              Current payables and accruals .....................      446         (920)
           Deferred income taxes ................................      (93)         228
           Minority interest in income of subsidiaries ..........       60           48
           Other noncurrent items ...............................      190         (232)
                                                                   -------      -------
              Net Cash Provided by Operating Activities .........    1,569        2,512
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
   Capital expenditures:
      Acquisition of Tejas ......................................   (1,376)          --
      Other .....................................................   (1,729)      (2,244)
   Proceeds from property sales and salvage .....................      160          176
   Other investments ............................................      507          (16)
                                                                   -------      -------
              Net Cash Used for Investing Activities ............   (2,438)      (2,084)
                                                                   -------      -------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt .....................      324          211
   Principal payments on long-term debt .........................     (332)        (484)
   Proceeds from sales of securities of subsidiaries ............      321           32
   Dividends to shareholder .....................................   (1,238)      (1,200)
   Dividends to minority interest ...............................      (60)         (43)
   Increase (decrease) in short-term obligations ................    1,897        1,183
                                                                   -------      -------
              Net Cash Provided by Financing Activities .........      912         (301)
                                                                   -------      -------
NET CASH FLOWS
   Increase (Decrease) in cash and cash equivalents ..........     $    43      $   127
                                                                   =======      =======
CASH AND CASH EQUIVALENTS
   Balance at beginning of period ............................     $   342      $   393
   Increase (decrease) in cash and cash equivalents ..........          43          127
                                                                   -------      -------
              Balance at end of period .......................     $   385      $   520
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

         The results for the third quarter and first nine months of 1998 should not be construed as necessarily indicative of future financial results.


B.  SIGNIFICANT 1998 ALLIANCES AND ACQUISITIONS

         EQUILON ENTERPRISES LLC. On January 15, 1998, Shell Oil and Texaco Inc. ("Texaco") reached agreement on the formation and operational start up, effective January 1, 1998, of Equilon Enterprises LLC ("Equilon"). Equilon is a joint venture which combines major elements of both companies' western and midwestern United States refining and marketing businesses and both companies' nationwide trading, transportation and lubricants businesses. Shell Oil owns 56 percent of Equilon but does not exercise control and therefore accounts for its investment in Equilon using the equity method of accounting. Shell Oil recorded its investment in Equilon by removing from its consolidated balance sheet the values of the assets and liabilities it contributed to the joint venture, or approximately $6.2 billion and $2.3 billion, respectively, and, in turn, recording the net of these amounts, or approximately $3.9 billion as its equity investment in Equilon. Further detail concerning this new venture was included in the Company's Current Report on Form 8-K filed with the Commission on January 30, 1998.

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

         MOTIVA ENTERPRISES LLC. As reported in the Company's Current Report on Form 8-K filed with the Commission on July 1, 1998, on July 1, 1998 Shell Oil, Texaco and Saudi Arabian Oil Company (Saudi Aramco) jointly announced the formation and operational start-up of Motiva Enterprises LLC (Motiva), a joint venture combining major elements of the three companies' eastern and Gulf Coast United States refining and marketing businesses, including assets previously held by Star Enterprise, a partnership of corporate affiliates of Texaco and Saudi Aramco. Shell Oil has 35 percent ownership of Motiva, and Texaco and Saudi Refining, Inc., a corporate affiliate of Saudi Aramco, each have 32.5 percent ownership of the company (such ownership to be subject to adjustment in the future based on the performance of the assets). Shell Oil accounts for its investment in Motiva using the equity method of accounting. Shell Oil recorded its investment in Motiva by removing from its consolidated balance sheet the values of the assets and liabilities it contributed to the joint venture, or approximately $2.2 billion and $0.5 billion, respectively, and, in turn, recording the net of these amounts, or approximately $1.7 billion as its equity investment in Motiva.

         The following summary, prepared on a pro forma basis, presents the Shell Oil results of operations for the three month and nine month periods ending September 30, 1997 and the nine month period ending September 30, 1998 as if Equilon and Motiva had been formed and Tejas had been acquired on January 1, 1997:

                       SHELL OIL COMPANY AND SUBSIDIARIES
                  PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

                             Three Months Ended                Nine Months Ended             Nine Months Ended
                             September 30, 1997               September 30, 1997            September 30, 1998
                             ------------------               -------------------           ------------------
                                                             (Millions of dollars)
     Gross Revenues........        $ 3,405                         $ 12,287                      $  10,232
     Net income............            454                            1,474                            740

C.  EQUILON ENTERPRISES LLC
         The following unaudited financial information for Equilon is reflected on a 100 percent Equilon basis:

                                                            Three Months Ended               Nine Months Ended
                                                            September 30, 1998              September 30, 1998
                                                            ------------------              ------------------
                                                                          (Millions of dollars)
      Gross Revenues...................................       $   6,100                           18,195
      Income Before Tax................................             232                              542

         As a limited liability company, Equilon's results of operations do not include income tax liability, but rather the income tax liability is reflected in the results of operations of the parent companies. Shell Oil's 56 percent equity share of Equilon's Income Before Tax and the corresponding income tax expense is reflected currently in Shell Oil's Consolidated Statement of Income.

D.  MOTIVA ENTERPRISES LLC

         The following unaudited financial information for Motiva is reflected on a 100 percent Motiva basis:

                                                          Three Months Ended
                                                          September 30, 1998
                                                          ------------------
                                                         (Millions of dollars)
      Gross Revenues...................................       $   2,877
      Income Before Tax................................              59

         As a limited liability company, Motiva's results of operations do not include income tax liability, but rather the income tax liability is reflected in the results of operations of the parent companies. Shell Oil's 35 percent equity share of Motiva's Income Before Tax and the corresponding income tax expense is reflected currently in Shell Oil's Consolidated Statement of Income.


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

                            ------------------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Shell Oil Company reported third quarter net income of $258 million, a decrease of $221 million from the same quarter of 1997. Excluding special items in both quarters, adjusted net income in the third quarter of 1998 totaled $188 million, a decrease of $271 million from the 1997 quarter.

         Excluding special items, the key factor contributing to the lower income in the third quarter of 1998 compared to the same period in 1997 was the significantly lower price for crude oil. Refined product margins as well as chemical margins also declined, reflecting the competitive nature of these businesses during a period of economic slowdown. These declines more than offset the benefits achieved from increased production of domestic crude oil.

         Net income for the nine months of 1998 totaled $746 million, decreasing $781 million from the comparable 1997 period. Excluding special items in both periods, adjusted net income for the nine months of 1998 totaled $671 million, decreasing $763 million or 53 percent.

         Contributing to the earnings decline in the first nine months of 1998 were lower prices for crude oil and natural gas, more than offsetting significant production increases of domestic crude oil and natural gas.

         Special items in the 1998 periods increased net income $70 million for the quarter and $75 million for the nine months. In comparison, special items in 1997 increased net income by $20 million for the quarter and $93 million in the first nine months. Special items in the 1998 quarter included gains from the sale of exploration and production assets including a $120 million benefit from the sale of assets in Yemen, which on a pretax basis, is reflected as a reduction of $201 million in Depreciation, depletion, amortization and retirements on the Consolidated Statement of Income. Partially offsetting these gains were charges to provisions for plant closures, severance provisions and litigation settlements.

         During 1998, crude oil, and to a lesser extent natural gas, prices have declined sharply, and our current analysis of the foreseeable future supports a prolonged period of lower prices. This analysis has led to a review of our planning and operational premises and has implications regarding our existing asset portfolio. While analysis is ongoing and no decisions can be made until such analysis is complete, it is possible that further asset restructuring may occur and that, in the fourth quarter of 1998, a charge could be incurred as asset carrying values are re-examined in the light of the changed outlook.

OIL AND GAS EXPLORATION AND PRODUCTION

Income Highlights                                                Third Quarter                     Nine Months
-----------------                                           ----------------------          -----------------------
(millions of dollars)                                        1998            1997            1998             1997
                                                            ------          ------          ------           ------
   Segment Net Income..................................     $  147          $  268           $ 479           $  983
   Special Items ......................................         56              10              98               46
                                                            ------          ------           -----            -----
   Adjusted Net Income.................................         91             258             381              937

         Oil and gas exploration and production earnings in the third quarter of 1998 totaled $147 million, decreasing $121 million from 1997. For the nine months of 1998, earnings were $479 million, down $504 million. Excluding special items in the comparable periods, adjusted net income was down $167 million in the 1998 quarter versus 1997, and down $556 million in the nine-month comparison.

         Lower prices for crude oil and natural gas during the third quarter and the first nine months of 1998 compared to both 1997 periods more than offset the benefit from increased domestic crude oil production. For the third quarter of 1998, Shell's domestic crude oil prices averaged $10.72 per barrel, down $6.05 per barrel, while natural gas prices averaged $1.88 per thousand cubic feet, down $.40 from the same 1997 period. In the first nine months of 1998, Shell's average domestic crude oil prices were 36 percent lower, and natural gas prices were 16 percent lower than in the same 1997 periods.

         Domestic production of crude oil in the third quarter of 1998 averaged 431,000 barrels per day, an increase of 18,000 barrels per day over the same period in 1997. For the nine months of 1998, domestic crude oil production averaged 447,000 barrels per day, up 44,000. Natural gas production was down 4 percent in the quarter comparison, but up 8 percent in the nine months of 1998 over 1997. New and increased crude oil and natural gas production in the deepwater Gulf of Mexico was partially offset by normal declines elsewhere. Third quarter 1998 crude oil and natural gas production was affected by temporary curtailments from weather conditions due to hurricanes in the Gulf of Mexico, while natural gas production was also affected by maintenance.

         Domestic crude oil and natural gas production numbers include Shell Oil's net production plus a pro rata share, based on ownership interest, of domestic equity companies' production; price and expenditure information excludes equity company data. Equity companies are those companies in which Shell Oil has significant influence but not control.


DOWNSTREAM GAS

Income Highlights                                                Third Quarter                     Nine Months
-----------------                                            ---------------------          -----------------------
(millions of dollars)                                         1998           1997            1998             1997
                                                             ------        -------          ------           ------

   Segment Net Income..................................      $  10              --          $   32               --
   Special Items ......................................         --              --              --               --
                                                             -----         -------          ------           ------
   Adjusted Net Income.................................         10              --              32               --

         Downstream gas, a new operating segment of Shell Oil, had earnings for the third quarter of 1998 of $10 million. For the first nine months of 1998, earnings totaled $32 million. This is the initial year of reporting, and as a result no comparative earnings data are available for 1997.

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

         During the third quarter, transported natural gas volumes were about 6,237 million cubic feet per day, down about 9 percent from the second quarter of this year. Gas transportation margins, however, were up slightly from the prior quarter. Gas processing throughputs were about 76,000 barrels per day, down almost 30 percent from last quarter, and gas processing margins declined sharply, both due to adverse market conditions.

         Phase One of the Destin Pipeline commenced operation in September, with throughput of about 100 million cubic feet per day.

OIL PRODUCTS

Income Highlights                                               Third Quarter                     Nine Months
-----------------                                           ----------------------          -----------------------
(millions of dollars)                                        1998            1997            1998             1997
                                                            ------          ------          ------           ------
   Segment Net Income..................................     $  115          $  146          $  243           $  286
   Special Items ......................................         14               8             (16)               3
                                                            ------          ------          ------            -----
   Adjusted Net Income.................................        101             138             259              283

         Shell Oil's oil products segment consists primarily of its share of results from Equilon Enterprises LLC (Shell Oil interest - 56%), Motiva Enterprises LLC, which began operations in July (Shell Oil interest - 35%), and the Deer Park Refining Limited Partnership (Shell Oil interest - 50%). Shell Oil accounts for its investment in each of these companies using the equity method of accounting.

         Oil products earnings totaled $115 million in the third quarter of 1998, a decrease of $31 million from 1997. In the first nine months of 1998, earnings totaled $243 million, down $43 million from 1997. Excluding special items in comparable periods, adjusted net income decreased $37 million versus the 1997 quarter, and $24 million in the nine-month comparison.

         For the third quarter and the first nine months of 1998, refined product margins declined compared to the same periods in 1997. Refining margins fell sharply during the third quarter of 1998, only partially offset by improved marketing margins.

         As discussed in Note B of the Notes to Interim Financial Statements, operations began, effective January 1, 1998, in Equilon, the new refining and marketing venture jointly owned by Shell Oil and Texaco. Equilon combines major elements of both companies' western and midwestern United States refining and marketing businesses and their nationwide trading, transportation and lubricants businesses.

         Also as discussed in Note B of the Notes to Interim Financial Statements, effective July 1, 1998, operations began in Motiva, a joint venture between Shell Oil, Texaco and Saudi Refining, Inc. Motiva combines major elements of the three companies' eastern and Gulf Coast U.S. refining and marketing businesses.

CHEMICAL PRODUCTS

Income Highlights                                                Third Quarter                    Nine Months
-----------------                                            ---------------------          -----------------------
(millions of dollars)                                         1998           1997            1998             1997
                                                             ------         ------          ------           ------
   Segment Net Income..................................      $  67          $  107          $  247           $  364
   Special Items ......................................         --               2              (9)              (6)
                                                             -----          ------          ------           ------
   Adjusted Net Income.................................         67             105             256              370

         Chemical products earnings in the third quarter of 1998 were $67 million, a decrease of $40 million from 1997. For the nine months of 1998, chemical products earnings totaled $247 million, down $117 million. Excluding special items in the comparable periods, adjusted net income was down $38 million in the 1998 quarter and $114 million in the nine months of 1998.

         Income declined in both 1998 periods compared to 1997 due to lower margins for primary chemicals, resulting from significant price declines for olefins. As the result of Hurricane Georges in September, receipts of feedstocks were temporarily interrupted resulting in drawdowns of higher priced inventories. Sales volumes of primary chemicals and downstream products increased, with higher sales of aromatics, olefins and solvents in both 1998 periods over 1997.

OTHER

         The other segment incurred a net loss in the third quarter of 1998 of $6 million compared to a net loss of $1 million in same 1997 quarter. For the nine months of 1998, the other segment had net income of $4 million compared to a net loss of $3 million in the comparable 1997 period.

CORPORATE ITEMS

         Corporate charges totaled $75 million and $259 million respectively in the third quarter and first nine months of 1998, compared to charges of $41 million and $103 million, respectively, in the comparable 1997 periods. Excluding special items, corporate charges in the 1998 nine month period were $261 million compared to charges of $153 million in the 1997 period. There were no special items in the 1998 and 1997 third quarters. Higher financing costs in both 1998 periods were the primary factors in the increases.

FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

         Cash flow provided by operating activities totaled $1,569 million for the first nine months of 1998, compared with $2,512 million in the comparable period last year, a decrease of $943 million. The period to period decrease was attributable to lower earnings. Cash generated from operating activities, coupled with an increase in debt and sale of securities totaling $3,779 million, and proceeds from property sales and other investments of $667 million in the first nine months of 1998 were used primarily for capital expenditures of $3,105 million and dividend payments of $1,298 million.

OTHER MATTERS

YEAR 2000 ISSUES

         Shell Oil has been engaged in the identification, analysis and remediation of the Year 2000 computer date ("Y2K") problem since 1997. This problem is associated with the incorrect interpretation of computer stored dates which are numerically related to the change of the millennium. Large and small computing devices and associated software used in running large business applications as well as some kinds of industrial automation systems are potentially subject to this problem.

         Under the Shell Oil governance model, each business organization takes independent responsibility for identification, analysis and remediation of Y2K problems within such business. Year 2000 Teams have been formed in each business organization to deal with the Y2K problem. The Teams communicate through a central focal point committee which tracks and updates Year 2000 progress reports from each business at the overall Shell Oil level. This Shell Oil Year 2000 Team also provides a vehicle for exchange of ideas and experiences to achieve improved efficiencies and results. The Chief Information Officer of each business represents the organization on the Shell Oil Year 2000 Team. Confirmation is sought from those equity companies where Shell Oil has a significant voting interest of an active and appropriate Y2K program.

         Shell Oil Year 2000 Teams have identified and are in the process of analyzing the use of computer technology in the respective businesses to determine where there may be business operation issues associated with the Y2K problem. Priority in such review is placed first on health, safety and environmental issues, then on areas which may materially affect third parties or revenues. This review necessarily includes both internal uses of technology as well as key trading interfaces which might be adversely affected by third party customers', suppliers' or service providers' use of computing technology with Y2K problems.

         The Shell Oil businesses have divided their analysis of the Y2K problem into three areas: 1) business information, computing and telecommunication systems ("IT Systems"); 2) industrial automation systems ("Imbedded Technology Systems"); and 3) potential problems involving the Y2K problems of third party suppliers, customers and service providers (each a "Third Party" and together "Third Parties"). The internal portion of this analysis and inventory of potential problems has been completed in all areas believed to be associated with critical IT Systems. Final stages of the inventory of non-critical IT Systems, Imbedded Technology Systems and Third Party interfaces are in progress and are expected to be completed by January 1, 1999. Remediation of Y2K problems in all problem areas which have been identified is scheduled to be accomplished by the end of June 1999. Remediation is primarily handled by internal company staff, although some outside companies are involved in the remediation associated with particular systems. It is expected that analysis of interfaces with key Third Parties will continue into August of 1999 to insure appropriate coordination and, where necessary or appropriate, development of contingency plans in the event a Third Party cannot meet its commitments to Shell Oil.

         Due to a business-driven demand for improved computing systems throughout Shell Oil, the primary business computing systems in each Shell Oil business organization are being replaced in this decade. These new systems are represented to be fully Y2K compliant by their manufacturers and Shell Oil believes that it will have no Y2K issues in its important business computing systems. While acquisition of these new IT Systems for business computing avoided the necessity of dealing with Y2K issues in the predecessor systems, the cost of these systems was incurred primarily for other business reasons. The majority of the costs of each such system are being capitalized and charged against income over the estimated useful life of the systems. Funds for the acquisition of these systems are included in the capital budget of the respective businesses.

         Costs associated with the identification, analysis and remediation of Y2K problems, including the repair or replacement of imbedded technology systems, are currently projected by the businesses at approximately $150 million. These costs are being charged to expense as incurred. At of the end of the third quarter of 1998, approximately one half of such expenditure has been committed or incurred. Funding for these efforts has been a part of the normal budgeting of current operations within each business.

         As to the Imbedded Technology Systems used in industrial automation within Shell Oil, the businesses are in the process of inventorying, analyzing and testing these systems. The various Shell Oil businesses have used several approaches to the identification and analysis of the potential Y2K problem in such systems. Identification of imbedded technology issues is handled by field installation inspection in some cases and in other cases by inspection of design blueprints, with field testing to confirm the adequacy of design information. Inventory and analysis of potential problems in this area are expected to be completed by January 1, 1999 with all remediation completed by July 1, 1999.

         Beyond the internal programs in the Shell Oil businesses, significant efforts are underway to understand the position of key Third Parties with respect to possible business interruptions due to Y2K problems in their systems. Current indications are that all of Shell Oil's major Third Party customers, suppliers and service providers are well aware of this problem and have programs underway to address it. Discussions will continue with these Third Parties during 1998 and 1999 to best position Shell Oil to continue its business operations without interruption. Specific attention is being given to Third Parties that have critical relationships with Shell Oil to attempt to insure that there is not a disruption in the flow of those products or services which are essential to the ability of Shell Oil to carry on its business operations. Since Shell Oil will remain dependent on Third Party confirmations in certain areas, appropriate contingency plans will be considered where viable.

         The key objective of Shell Oil's extensive program to address the Y2K computer technology problem is the significant reduction or complete elimination of the risk to business operations. Internal audits are planned to occur by the end of the first quarter of 1999 in all of Shell Oil's major business units to further validate the coverage of the Y2K remediation programs. As a contingency plan, steps will be taken to manage this issue around key dates where unanticipated Y2K problems may arise. Such plans include the positioning of skilled computer staff in the various areas of business operations to insure quick response to any unexpected Y2K problems arising due to failure to previously detect the problem or due to inadequate remediation. Shell Oil plans to review its current business operation contingency plans in the first half of 1999 to understand what additions may be appropriate to those plans to deal with residual risk associated with Y2K problems. This will include decisions on operating schedules and staff deployment during time periods in which Y2K-related problems are most likely to occur.

         Shell Oil realizes that its failure or the failure of critical Third Parties to identify and correct a material Y2K problem could result in an interruption in or failure of certain normal business activities or operations. While such failures could materially and adversely affect Shell Oil's operations and relationships with Third Parties, the objective of Shell Oil's Year 2000 Teams is the significant reduction or complete elimination of these risks. Shell Oil expects to achieve this goal. As stated above, steps will be taken to manage this issue around key dates where the problem may arise.

         The discussion of Shell Oil's Y2K efforts and expectations regarding the same includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Shell Oil's ability to achieve Year 2000 readiness and the level of costs associated therewith could be adversely impacted by, among other things: the availability and cost of programming and testing resources; vendors' ability to install or modify hardware, software or other computer technology in Shell Oil systems; and unanticipated problems identified as the Year 2000 Teams conclude their analysis and verification of IT and Imbedded Technology Systems. Additionally, no precedent exists as to the manner in which to fully detect and eliminate Y2K risks. Thus, it is possible that despite all efforts to identify, analyze and remediate Y2K related problems, not all potential problems may be detected or all remediation efforts operate as intended; it is impossible to accurately predict the impact on Shell Oil in any such case. Finally, the failure of Third Parties to achieve acceptable Y2K compliance and the absence of available contingent suppliers and resources could also materially adversely affect Shell Oil.


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

                            -------------------------

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         As previously reported on the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company and certain of its affiliates were defendants in contract litigation involving the polyolefins business brought against them in 1995 by Union Carbide in the United States District Court for the Southern District of New York. On July 31, 1998 Shell Oil Company and the other Shell defendants settled the lawsuit. Under the settlement agreement, the Shell defendants paid a sum of money to Union Carbide, without an admission of guilt; the settlement agreement includes a general release of all claims.


     During the third quarter, a Shell subsidiary paid $137,500 in fines to settle certain alleged permit violations. The allegations involved effluent discharges in excess of OCS permit limitations

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             27.  Financial Data Schedule.

         (b) Reports on Form 8-K.
             During the third quarter of 1998, Shell Oil filed the following Current Report on Form 8-K:

             July 1, 1998 (Date of Earliest event reported: July 1, 1998)
             Item 5. Other Events - reported the formation and operational startup of Motiva Enterprises LLC on July 1, 1998.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  SHELL OIL COMPANY



                                        By         N. J. CARUSO
                                           -----------------------------------
                                               N. J. Caruso, Controller
                                               (Principal Accounting and
                                               Duly Authorized Officer)


Date:  November 12, 1998

                                INDEX TO EXHIBITS


Exhibit
Number          Description
-------         -----------
  27            Financial Data Schedule