Form 10-K
period 1998-12-31
SHELL OIL CO
filed 1999-03-12
CIK 89629

                                      1998
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
                            ------------------------
(Mark One)
 X
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from           to
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

                                                NAME OF EACH EXCHANGE ON
   TITLE OF EACH CLASS                            WHICH REGISTERED
7 1/4% DEBENTURES DUE 2002                     NEW YORK STOCK EXCHANGE
                             ------------------------
         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No___ .
                                              ____
     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not applicable.

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. None.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Outstanding as of February 28, 1999 -- 1,000 shares of Common Stock, of a par value of $10.00 a share.
                            ------------------------
                        OMISSION OF CERTAIN INFORMATION

     In accordance with General Instruction I of Form 10-K, the registrant is omitting Items 4, 10, 11, 12 and 13 (and related Exhibits) because:

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

================================================================================

                                     PART I

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements that are based on management's current expectations, estimates and projections about the industries in which Shell Oil operates. Words such as "expects," "anticipates," "forecasts," "intends," "plans," "believes," "projects," and "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and are subject to the safe harbors created thereby. These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove inaccurate and, therefore, there can be no assurance that they will prove to be accurate. Actual results and outcomes may vary materially from what is expressed or forecast in such statements. Among the factors that could cause actual results to differ materially are changes in crude oil and natural gas prices, refining margins and marketing margins, and chemical prices; changes in competitive or economic conditions affecting supply and demand for oil, gas and Shell Oil's or its equity companies oil and chemical products in one or more markets; failure to achieve expected production from existing and future oil and gas development projects; delays in development, construction or start-up of planned projects due to regulatory or technical problems; disruption, interruption or other production problems at Shell Oil's or its equity companies production or manufacturing facilities; liability for remedial actions or requirements which result in higher costs, significant investment or product changes under existing or future environmental regulations; liability resulting from pending or future litigation; and other changes in fiscal, legal or regulatory regimes which significantly affect costs. In addition, such statements could be affected by general domestic and international economic and political conditions. Shell Oil undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

     Shell Oil, including its equity companies, is engaged, principally in the United States, in the exploration for, and development, production, purchase, transportation and marketing of, crude oil and natural gas, and the purchase, manufacture, transportation and marketing of oil and chemical products. In addition, Shell Oil is engaged in the exploration for, and production of, crude oil and natural gas outside the United States.

     Shell Oil manages its business activities through four major operating segments -- Oil and Gas Exploration and Production, Downstream Gas, Oil Products and Chemical Products. Downstream Gas was established as a new operating segment effective January 1, 1998. The Oil Products operating segment consists predominantly of Shell Oil's investment in companies which are engaged in the refining, transportation and marketing of oil products; Shell Oil accounts for its investment in these companies using the equity method of accounting.

     At December 31, 1998, Shell Oil had approximately 19,800 employees, including approximately 6,100 employees who are currently assigned to the Oil Products equity companies and who are expected to become employees of those companies during 1999.

COMPARABILITY OF DATA

     The comparability of certain current and prior period financial and operating data presented in this Annual Report has been materially affected as a result of certain 1998 and 1997 events which have occurred other than in the course of ordinary operations. Specifically, the comparability of such data and related disclosures has been affected by the:

     - Restructuring of assets, particularly in the Oil Products and the Oil and Gas Exploration and Production operating segments, into joint venture companies where Shell Oil has a non-controlling interest accounted for by the equity method of accounting, as further discussed in Note 2 of the Notes to Consolidated Financial statements included in Item 14a;

     - Formation of a new operating segment -- Downstream Gas -- which combined significant newly purchased assets with assets drawn from the Oil and Gas segment of Shell Oil;

     - Mandatory writedowns of the values of both certain assets held for sale and certain retained assets primarily as the result of adverse market conditions across all businesses, as further discussed in Note 3 of the Notes to Consolidated Financial Statements included in Item 14a.

FINANCIAL INFORMATION BY MAJOR BUSINESS SEGMENT

     Information on revenue, net income, segment assets and capital expenditures of each business segment is reported in this item. The discussion of segment results, including certain 1998 asset writedowns, included in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 of this report is incorporated herein by reference.

     The following is a summarized disaggregation of Shell Oil's consolidated net income for each of the past three years. The 1997 and 1996 net income for each segment has been restated to reflect the allocation to the segments of interest income and interest expense previously reported as "Nonallocated Items."

                                                          1998         1997         1996
                                                        --------     --------     --------
                                                              (millions of dollars)
SEGMENT NET INCOME (LOSS)
     Oil and Gas Exploration and Production...........  $(1,166)      $1,327       $1,315
     Downstream Gas...................................     (703)          --           --
     Oil Products.....................................      169          410          336
     Chemical Products................................       57          441          231
     All Other........................................       23          (11)         (22)
     Nonallocated Items...............................     (107)         (63)         161
                                                        -------       ------       ------
               NET INCOME (LOSS)......................  $(1,727)      $2,104       $2,021
                                                        =======       ======       ======

OIL AND GAS EXPLORATION AND PRODUCTION

  Exploration and Production Equity Companies

     During 1997, Shell Oil completed two joint ventures involving its exploration and production properties. In March of 1997, Shell Oil combined its producing assets in the Permian Basin of West Texas/Southeast New Mexico with those of BP Amoco (formerly Amoco) in a limited partnership, Altura Energy, Ltd. ("Altura"), owned 36 percent by Shell Oil and 64 percent by BP Amoco. In June 1997, Aera Energy LLC ("Aera") was formed and began operations by combining Shell Oil's California exploration and production operations with those of Mobil Corporation ("Mobil"). Shell Oil owned 58.6 percent of Aera until November 1, 1998 when its interest was reduced to 51.8 percent due to the additional contribution of oil and gas properties by Mobil.

     In January 1998, Shell Oil contributed certain overriding royalty interests to Midstream Capital Corporation, a company in which Shell Oil controls 40 percent of the voting rights and third-party investors control 60 percent of the voting rights. In July 1998, in two separate transactions, Shell Oil sold substantially all of its south Louisiana onshore properties to The Meridian Resource Corporation for cash, $135 million stated value of convertible preferred stock and 12,082,030 shares of common stock. Also in 1998, Shell Oil contributed certain carbon dioxide producing properties and related assets into a limited partnership with Kinder Morgan Energy Partners, L.P.

     The above described ventures and an international venture collectively comprise the "E&P Equity Companies." Shell Oil Exploration and Production data and disclosures do not include data or disclosures regarding Shell Oil's ownership interest in such equity companies or the results of operations of such companies except as and when specifically indicated. In the segment narrative, the term "Total Shell Oil E&P" is used, in any context, to refer to results or disclosures which include and refer to Shell Oil and its E&P Equity Companies. In the segment financial statements and tabular disclosures, the results of operations of E&P Equity Companies shall be included and reflected only in clearly indicated separate equity company disclosures.

  General

     Revenues, net income, segment assets and other financial measures for the Oil and Gas Exploration and Production segment for each of the past three years were as set out in the table below. This information is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosure About Segments of an Enterprise and Related Information," which was adopted by Shell Oil in 1998. Certain 1997 and 1996 amounts have been restated to reflect the adoption of SFAS No. 131. For additional information see Note 18 of the Notes to Consolidated Financial Statements included in Item 14a and the "Comparability of Data" discussion on page 3.

                                                            1998       1997       1996
                                                          --------   --------   --------
                                                              (millions of dollars)
Sales and other operating revenue (including
  intersegment).........................................  $  3,504   $ 6,252    $ 6,864
Less: Intersegment sales and revenues...................    (1,333)   (2,865)    (3,344)
                                                          --------   -------    -------
Total sales and other operating revenue from external
  customers.............................................  $  2,171   $ 3,387    $ 3,520
  International revenues (included in total)............  $    332   $   479    $   545
Equity in income (loss) of affiliates accounted for by
  the equity method.....................................  $ (2,126)  $   391    $   123
Interest income.........................................        31        32         47
Interest expense........................................       119       105        101
Depreciation, amortization, etc. .......................       999     1,147      1,375
Income tax expense (benefit)............................      (671)      566        541
Segment net income (loss)...............................    (1,166)    1,327      1,315
Investment in equity method investees...................     2,353     4,774        454
Segment assets..........................................    10,106    13,123     12,557
Segment capital expenditures............................     1,565     2,182      2,053

  Exploration and Production Operations

     Domestically, Total Shell Oil E&P produces crude oil (including condensate), natural gas and natural gas liquids in 12 states, the Gulf of Mexico and offshore California. In 1998, domestic onshore production accounted for 46 percent of Total Shell Oil E&P's domestic crude oil production and 28 percent of its natural gas production. The Gulf of Mexico, California and Texas are Total Shell Oil E&P's principal areas of production activity, providing about 91 percent of its combined oil and gas production on a crude oil equivalent basis. The majority of Total Shell Oil E&P oil and gas production interests are acquired under leases (including many leases on federal onshore and offshore tracts); such leases are generally obtained for an initial fixed term which is automatically extended by the establishment of production for so long as production continues, subject to compliance with the terms of the lease (including, in the case of federal leases, extensive regulations imposed by federal law). Total Shell Oil E&P also has international oil and gas production.

  Domestic Offshore Oil and Gas

     In the Gulf of Mexico during 1998, Shell Oil acquired interests in 149 tracts at a bonus cost of $70 million. Shell Oil now holds interests in 1,035 tracts in the Gulf, 730 of which are in water depths exceeding 1,500 feet, comprising approximately one-fifth of the industry's deepwater leaseholds.

     Exploration and development of offshore acreage continued in 1998 with Shell Oil participating in the drilling of 86 gross wells, of which 63 were classified as successful, meaning, in the case of development wells, producing or capable of production, and in the case of exploratory wells, proving commercial reserves (successful wells).

     Development activity in Shell Oil's Deepwater operations in 1998 continued at a brisk pace. Included in the fields listed below are three developments announced in 1998 -- Macaroni, Angus and Europa. The three fields have a combined anticipated peak daily production rate of 135,000 barrels of oil and 170 million cubic feet of gas. Also in 1998, the Mars field set a series of daily oil production records, and Ram/Powell achieved its highest daily gas rate. Mensa, which came on stream in 1997 from a water depth of 5,300 feet, establishing a new world record water depth for hydrocarbon production, reached a production rate of 280 million cubic feet of gas per day by late 1998.

     Facility construction was completed in late 1998 for the Ursa tension leg platform (TLP), Shell Oil's fourth TLP in the Gulf, and permanent installation commenced. Production is scheduled to begin in mid-1999. In addition, the Marlin, Macaroni and Angus fields are scheduled to begin production in 1999.

     The following Shell Oil fields are producing or under development at water depths greater than 1,500 feet in the deepwater Gulf of Mexico, and represent more than half of the total industry's similar fields in the deepwater Gulf:

                                                                                                        SHELL OIL
                                    INITIAL/                   WATER                                     WORKING
                                   ANTICIPATED   PRODUCTION    DEPTH          ANTICIPATED PEAK          INTEREST
                                   PRODUCTION    TECHNOLOGY    (FEET)         DAILY PRODUCTION          OWNERSHIP
                                   -----------   -----------   ------         ----------------          ---------
Auger/Cardamom*..................     1994       Tension leg   2,860    100,000 barrels of oil 300          100%
                                                 platform               million cubic feet of gas
Tahoe............................     1994       Subsea        1,500    300 million cubic feet of gas        70%**
Southeast Tahoe..................     1996       Subsea        1,770    Included in Tahoe                   100%
Popeye...........................     1996       Subsea        2,100    160 million cubic feet of gas      37.5%**
Green Canyon Block 110...........     1996       Subsea        1,785    6,900 barrels of oil                100%
Mars.............................     1996       Tension leg   2,940    140,000 barrels of oil 140         71.5%
                                                 platform               million cubic feet of gas
Ram/Powell.......................     1997       Tension leg   3,214    60,000 barrels of oil 270            38%
                                                 platform               million cubic feet of gas
Mensa............................     1997       Subsea        5,300    300 million cubic feet of gas       100%
Troika...........................     1997       Subsea        2,800    80,000 barrels of oil 140          33.3%
                                                                        million cubic feet of gas
Ursa.............................     1999       Tension leg   3,800    150,000 barrels of oil 400         45.4%
                                                 platform               million cubic feet of gas
Marlin...........................     1999       Tension leg   3,200    40,000 barrels of oil 250            25%
                                                 platform               million cubic feet of gas
Macaroni.........................     1999       Subsea        3,700    35,000 barrels of oil 65            100%
                                                                        million cubic feet of gas
Angus............................     1999       Subsea        2,000    40,000 barrels of oil 60             80%
                                                                        million cubic feet of gas
Europa...........................     2000       Subsea        3,900    60,000 barrels of oil 45             66%
                                                                        million cubic feet of gas

---------------

 * Two separate fields developed through a common facility
** After payment of capital costs

  Domestic Onshore Oil and Gas

     During 1998, Shell Oil participated in drilling 51 gross wells onshore, of which 44 were classified as successful.

     E&P Equity Companies' operations include significant enhanced and supplemental recovery operations to produce crude oil which could not be recovered by natural reservoir forces. These recovery operations accounted for 40 percent of Total Shell Oil E&P domestic crude oil production in 1998. Activities include steam injection to produce heavy, more viscous crude oil, carbon dioxide (CO(2)) injection for increased recovery of lighter oil and supplemental water injection. Steam injection methods, primarily in California, accounted for 22 percent of domestic crude oil production in 1998, up 4 percent from 1997. Also, in 1998, CO(2) injection projects in West Texas accounted for 18,576 barrels per day or approximately 4 percent of domestic crude oil production.

  International Oil and Gas

     Effective January 1, 1997, Shell Oil integrated its international oil and gas new business development activities with those of other Royal Dutch/Shell Group companies, while retaining its international producing properties located in Brazil, Cameroon, China, New Zealand and Yemen, and its equity interest in Shell Exploration and Production Holdings, B.V. In late 1998, Shell Oil sold its interest in producing properties in Yemen.

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

                                              1998                             1997                             1996
                                 ------------------------------   ------------------------------   ------------------------------
                                   U.S.      INT'L      TOTAL       U.S.      INT'L      TOTAL       U.S.      INT'L      TOTAL
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                      (millions of dollars)
Sales..........................  $ 1,571     $  44     $ 1,615     $1,933      $ 58      $1,991     $2,114      $ 66      $2,180
Transfers......................      908       249       1,157      1,602       378       1,980      2,143       418       2,561
                                 -------     -----     -------     ------      ----      ------     ------      ----      ------
    Total Revenues.............    2,479       293       2,772      3,535       436       3,971      4,257       484       4,741
Production costs...............      835        93         928        868        94         962      1,104        94       1,198
Exploration expenses...........      353         7         360        334         3         337        293        34         327
Depreciation, depletion and
  amortization.................    1,114      (127)        987      1,019       109       1,128      1,212       127       1,339
Income tax expense.............       65        81         146        423        14         437        503        29         532
                                 -------     -----     -------     ------      ----      ------     ------      ----      ------
    Results of Operations......  $   112     $ 239     $   351     $  891      $216      $1,107     $1,145      $200      $1,345
                                 -------     -----     -------     ------      ----      ------     ------      ----      ------
Shell Oil's interest in results
  of operations of equity
  companies....................   (1,388)       53      (1,335)       169        82         251         --        48          48
                                 -------     -----     -------     ------      ----      ------     ------      ----      ------
    Total......................  $(1,276)    $ 292     $  (984)    $1,060      $298      $1,358     $1,145      $248      $1,393
                                 =======     =====     =======     ======      ====      ======     ======      ====      ======

     The weighted average price per unit of Shell Oil production of crude oil and condensate, natural gas liquids and natural gas available for market, as well as production expenses and results of operations for Shell Oil oil and gas producing activities on a per barrel of equivalent net hydrocarbon production basis, for each of the past three years were as follows:

                                              1998                             1997                             1996
                                 ------------------------------   ------------------------------   ------------------------------
                                   U.S.      INT'L      TOTAL       U.S.      INT'L      TOTAL       U.S.      INT'L      TOTAL
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
UNIT STATISTICS
  Weighted Average Price per
    Barrel of Net Production:
    Crude oil and condensate...   $11.52     $12.11     $11.63     $17.55     $18.20     $17.66     $18.40     $19.77     $18.58
    Natural gas liquids........    11.81      10.39      11.80      15.02      16.57      15.02      15.97      16.95      15.97
  Weighted Average Price per
    Thousand Cubic Feet of Net
    Marketable Natural Gas
    Produced...................     1.99       1.36       1.96       2.48       1.83       2.45       2.34       2.14       2.33
  Production Expenses (dollars
    per barrel of equivalent
    net hydrocarbon
    production)................     3.71       3.59       3.70       3.60       3.57       3.60       3.91       3.54       3.88
  Results of Operations
    (dollars per barrel of
    equivalent net hydrocarbon
    production)................      .50       9.21       1.40       3.69       8.15       4.14       4.05       7.49       4.35

     Capitalized costs related to oil and gas producing activities at year end, and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below. These amounts do not include costs of carbon dioxide and other non-hydrocarbon projects which for segment reporting are included in the Oil and Gas Exploration and Production data presented in Notes 14 and 18 of the Notes to Consolidated Financial Statements included in Item 14a.

                                            1998                             1997                             1996
                               ------------------------------   ------------------------------   ------------------------------
                                 U.S.      INT'L      TOTAL       U.S.      INT'L      TOTAL       U.S.      INT'L      TOTAL
                               --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                    (millions of dollars)
CAPITALIZED COSTS
  Proved properties..........  $12,635     $1,302    $13,937    $12,645     $1,542    $14,187    $21,085     $1,474    $22,559
  Unproved properties........    1,021          3      1,024      1,126          7      1,133      1,195         15      1,210
  Support equipment and
     facilities..............      161          8        169        635         12        647        530         10        540
                               -------     ------    -------    -------     ------    -------    -------     ------    -------
       Total Capitalized
          Costs..............   13,817      1,313     15,130     14,406      1,561     15,967     22,810      1,499     24,309
  Accumulated depreciation,
     depletion and
     amortization............    7,807        895      8,702      8,006        983      8,989     13,125        890     14,015
                               -------     ------    -------    -------     ------    -------    -------     ------    -------
       NET CAPITALIZED
          COSTS..............  $ 6,010     $  418    $ 6,428    $ 6,400     $  578    $ 6,978    $ 9,685     $  609    $10,294
                               -------     ------    -------    -------     ------    -------    -------     ------    -------
  Shell Oil's interest in net
     capitalized costs of
     equity companies........    1,683        106      1,789      2,901        107      3,008         --        115        115
                               -------     ------    -------    -------     ------    -------    -------     ------    -------
       Total.................  $ 7,693     $  524    $ 8,217    $ 9,301     $  685    $ 9,986    $ 9,685     $  724    $10,409
                               =======     ======    =======    =======     ======    =======    =======     ======    =======

COSTS INCURRED IN PROPERTY
  ACQUISITION, EXPLORATION
  AND DEVELOPMENT ACTIVITIES*
     Acquisition of
       properties
       Proved................  $     2     $   --    $     2    $     7     $   --    $     7    $   205     $   --    $   205
       Other.................       91         --         91        172         --        172        140         --        140

     Exploration costs.......      544          7        551        638          9        647        583         42        625
     Development costs.......    1,211         26      1,237      1,262         63      1,325      1,157         39      1,196
                               -------     ------    -------    -------     ------    -------    -------     ------    -------
       Costs Incurred........  $ 1,848     $   33    $ 1,881    $ 2,079     $   72    $ 2,151    $ 2,085     $   81    $ 2,166
     Shell Oil's share of
       costs incurred by
       equity companies......      154          6        160        150          6        156         --          6          6
                               -------     ------    -------    -------     ------    -------    -------     ------    -------
       Total.................  $ 2,002     $   39    $ 2,041    $ 2,229     $   78    $ 2,307    $ 2,085     $   87    $ 2,172
                               =======     ======    =======    =======     ======    =======    =======     ======    =======

------------

* Costs have been categorized on the basis of Financial Accounting Standards Board definitions which include costs of oil and gas producing activities whether capitalized or charged to expense as incurred.

     Shell Oil's oil and gas exploration and development net wells drilled and the wells which were successful were as follows:

                                           1998                      1997                      1996
                                  -----------------------   -----------------------   -----------------------
                                   U.S.   INT'L    TOTAL     U.S.   INT'L    TOTAL     U.S.   INT'L    TOTAL
                                  ------  ------   ------   ------  ------   ------   ------  ------   ------
NET WELLS DRILLED
  Exploratory
     Oil and Gas Wells..........      18    --         18       32    --         32       22    --         22
     Dry Holes..................      16    --         16       14    --         14       27     1         28
  Development
     Oil and Gas Wells..........      61     7         68       99    11        110      447     7        454
     Dry Holes..................       5    --          5        6    --          6       13    --         13
Equity Companies:
  Exploratory
     Oil and Gas Wells..........      --    --         --        1    --          1       --    --         --
     Dry Holes..................      --    --         --        1    --          1       --    --         --
  Development
     Oil and Gas Wells..........     494     2        496      432     2        434       --     3          3
     Dry Holes..................       3    --          3        2    --          2       --    --         --
OIL AND GAS WELLS PRODUCING OR
CAPABLE OF PRODUCING
  Gross Wells
     Oil........................   1,957   380      2,337    2,645   446      3,091   20,946   399     21,345
     Gas........................   1,411    30      1,441    1,458    30      1,488    1,572    30      1,602
  Net Wells
     Oil........................   1,443   108      1,551    1,803   119      1,922   13,071   107     13,178
     Gas........................     853     7        860      942     9        951    1,042     9      1,051
  Number of net oil and gas
     wells above completed in
     more than one producing
     formation..................     146     9        155      223    10        233      419    10        429
Equity Companies:
  Gross Wells
     Oil........................  25,861   127     25,988   29,531   123     29,654       --   117        117
     Gas........................     498    23        521      513    25        538       --    30         30
  Net Wells
     Oil........................   9,236    22      9,258    8,148    22      8,170       --    20         20
     Gas........................      85     4         89       88     4         92       --     5          5

     As of December 31, 1998, Shell Oil's interest in wells which were in the process of being drilled was as follows:

                                               EXPLORATORY        DEVELOPMENT           TOTAL
                                              -------------      -------------      -------------
                                              GROSS    NET       GROSS    NET       GROSS    NET
                                              -----    ---       -----    ---       -----    ---
WELLS IN PROCESS OF BEING DRILLED
     United States..........................    10      4.6        19     14.1        29     18.7
     International..........................     1       .1         1       .3         2       .4
                                              ----     ----      ----     ----      ----     ----
          Total.............................    11      4.7        20     14.4        31     19.1
                                              ====     ====      ====     ====      ====     ====
Equity Companies:
  United States.............................    --       --        29      6.3        29      6.3
  International.............................    --       --         2       .3         2       .3

     Acreage in which Shell Oil had an interest at the end of each of the periods indicated was as shown in the below table. Certain prior year acreage data has been corrected and has been restated from that previously reported.

                                                 1998      1997      1996      1995      1994
                                                ------    ------    ------    ------    ------
                                                             (thousands of acres)
UNDEVELOPED ACREAGE
     Gross
       United States
          Onshore.............................   1,013     1,260     1,365       839       777
          Offshore............................   4,872     4,766     3,542     3,024     3,210
       International..........................   1,111     3,409     3,409    48,241    37,685
                                                ------    ------    ------    ------    ------
               TOTAL..........................   6,996     9,435     8,316    52,104    41,672
                                                ======    ======    ======    ======    ======
     Net
       United States
          Onshore.............................     466       609       688       475       494
          Offshore............................   3,912     3,925     2,876     2,352     2,449
       International..........................     431     1,484     1,484    14,116    23,125
                                                ------    ------    ------    ------    ------
               TOTAL..........................   4,809     6,018     5,048    16,943    26,068
                                                ======    ======    ======    ======    ======
PRODUCING OIL AND GAS ACREAGE
     Gross
       United States..........................   1,789     1,863     2,337     2,545     2,582
       International..........................      81       100       100       100        90
                                                ------    ------    ------    ------    ------
               TOTAL..........................   1,870     1,963     2,437     2,645     2,672
                                                ======    ======    ======    ======    ======
     Net
       United States..........................   1,071     1,136     1,379     1,482     1,500
       International..........................      21        25        25        25        23
                                                ------    ------    ------    ------    ------
               TOTAL..........................   1,092     1,161     1,404     1,507     1,523
                                                ======    ======    ======    ======    ======
Domestic Equity Companies:
UNDEVELOPED ACREAGE
     Gross....................................   2,169     1,719        --        --        --
     Net......................................     107       259        --        --        --
PRODUCING OIL AND GAS ACREAGE
     Gross....................................   2,501       864        --        --        --
     Net......................................     260       179        --        --        --

     Net production (after deducting interests of others, including royalty) was as follows for the periods indicated:

          LIQUIDS (THOUSANDS OF BARRELS DAILY)
       NATURAL GAS (MILLIONS OF CUBIC FEET DAILY)          1998     1997     1996     1995     1994
       ------------------------------------------          -----    -----    -----    -----    -----
NET CRUDE OIL AND CONDENSATE PRODUCED
  Consolidated companies
    United States
         Gulf of Mexico..................................    227      197      161      154      133
         California......................................     --       56      132      128      133
         Louisiana.......................................      3        7        9       10        9
         Michigan........................................      2        7        7        7        7
         Texas...........................................      2       10       44       47       48
         Other...........................................     12       17       23       25       25
                                                           -----    -----    -----    -----    -----
         Total United States.............................    246      294      376      371      355
    International........................................     58       57       58       51       43
                                                           -----    -----    -----    -----    -----
         Total consolidated companies....................    304      351      434      422      398
  Shell Oil's interest in production of equity companies
    United States
         California......................................    138       80       --       --       --
         Texas...........................................     42       34       --       --       --
         Other...........................................     13        2       --       --       --
                                                           -----    -----    -----    -----    -----
         Total United States.............................    193      116       --       --       --
    International........................................     41       40       38       34       31
                                                           -----    -----    -----    -----    -----
         Total equity companies..........................    234      156       38       34       31
                                                           -----    -----    -----    -----    -----
TOTAL CRUDE OIL AND CONDENSATE PRODUCED..................    538      507      472      456      429
NATURAL GAS LIQUIDS PRODUCED (predominantly domestic)
  Consolidated companies.................................     74       73       75       70       61
  Shell Oil's interest in production of equity
    companies............................................      8        8       --       --       --
                                                           -----    -----    -----    -----    -----
TOTAL NATURAL GAS LIQUIDS PRODUCED.......................     82       81       75       70       61
                                                           -----    -----    -----    -----    -----
TOTAL LIQUIDS PRODUCED...................................    620      588      547      526      490
                                                           =====    =====    =====    =====    =====
NET NATURAL GAS PRODUCED*
  Consolidated companies
    United States
         Gulf of Mexico..................................  1,330    1,216    1,135    1,012      785
         Louisiana.......................................     28       52       49       87      120
         Michigan........................................     34       82       99      103      107
         Texas...........................................    298      267      360      382      345
         Other...........................................      2       28      155      180      205
                                                           -----    -----    -----    -----    -----
         Total United States.............................  1,692    1,645    1,798    1,764    1,562
    International........................................     73       86       82       61       67
                                                           -----    -----    -----    -----    -----
         TOTAL CONSOLIDATED COMPANIES....................  1,765    1,731    1,880    1,825    1,629
  Shell Oil's interest in production of equity companies
    United States
         California......................................     46       29       --       --       --
         Texas...........................................     47       41       --       --       --
         Other...........................................     61       13       --       --       --
                                                           -----    -----    -----    -----    -----
         Total United States.............................    154       83       --       --       --
    International........................................    118      124       98       55       53
                                                           -----    -----    -----    -----    -----
         Total equity companies..........................    272      207       98       55       53
                                                           -----    -----    -----    -----    -----
TOTAL NATURAL GAS PRODUCED...............................  2,037    1,938    1,978    1,880    1,682
                                                           =====    =====    =====    =====    =====
NET NATURAL GAS AVAILABLE FOR MARKET, EXCLUDING CONSUMED
  IN OPERATIONS (DOES NOT INCLUDE SHELL OIL'S SHARE OF
  PRODUCTION FROM EQUITY COMPANIES)......................  1,688    1,618    1,720    1,699    1,473

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

     Estimated quantities of net proved oil, natural gas liquids and natural gas reserves and of changes in net quantities of proved developed and undeveloped reserves for each of the periods indicated were as follows:

                                                 CONSOLIDATED
                                                  COMPANIES                   EQUITY COMPANIES
                                          --------------------------     --------------------------
                                           U.S.      INT'L     TOTAL      U.S.      INT'L     TOTAL     TOTAL
                                           ----      -----     -----      ----      -----     -----     -----
CRUDE OIL AND CONDENSATE (MILLIONS OF
  BARRELS)
Proved Developed and Undeveloped:
  Reserves at January 1, 1996...........   1,780      116      1,896         --       73        73      1,969
    Changes resulting from:
      Revisions of previous estimates...      (3)       9         6          --       --        --          6
      Improved recovery.................      82       --        82          --       --        --         82
      Purchases of reserves*............      43       --        43          --       --        --         43
      Extensions and discoveries........      62       16        78          --       --        --         78
      Sales of reserves.................     (15)      --       (15)         --       --        --        (15)
      Production........................    (137)     (21)     (158)         --      (26)      (26)      (184)
                                          ------     ----      -----     ------     ----      -----     -----
  Reserves at December 31, 1996.........   1,812      120      1,932         --       47        47      1,979
    Changes resulting from:
      Revisions of previous estimates...     (51)      14       (37)         35       45        80         43
      Improved recovery.................       1       --         1           1       --         1          2
      Extensions and discoveries........     211       25       236          --       --        --        236
      Sales of reserves.................     (26)      --       (26)         --       --        --        (26)
      Transfers between
        consolidated/equity companies...    (994)      --      (994)        897       --       897        (97)
      Production........................    (107)     (21)     (128)        (43)     (15)      (58)      (186)
                                          ------     ----      -----     ------     ----      -----     -----
  Reserves at December 31, 1997.........     846      138       984         890       77       967      1,951

                                                 CONSOLIDATED
                                                  COMPANIES                   EQUITY COMPANIES
                                          --------------------------     --------------------------
                                           U.S.      INT'L     TOTAL      U.S.      INT'L     TOTAL     TOTAL
                                           ----      -----     -----      ----      -----     -----     -----
    Changes resulting from:
      Revisions of previous estimates...      30       --        30        (128)      23      (105)       (75)
      Improved recovery.................      --       --        --          --       --        --         --
      Purchases of reserves.............       1                  1          76                 76         77
      Extensions and discoveries........      32       14        46          --       --        --         46
      Sales of reserves.................     (30)     (40)      (70)         --       --        --        (70)
      Transfers between
        consolidated/equity companies...     (27)      --       (27)         27       --        27         --
      Production........................     (90)     (21)     (111)        (70)     (15)      (85)      (196)
                                          ------     ----      -----     ------     ----      -----     -----
  Reserves at December 31, 1998.........     762       91       853         795       85       880      1,733
Proved Developed Crude Oil and
  Condensate Reserves at:
  December 31, 1996.....................   1,157       92      1,249         --        9         9      1,258
  December 31, 1997.....................     395      106       501         653       51       704      1,205
  December 31, 1998.....................     379       82       461         646       67       713      1,174
NATURAL GAS LIQUIDS (MILLIONS OF
  BARRELS)
Proved Developed and Undeveloped:
  Reserves at January 1, 1996...........     238        1       239          --       --        --        239
    Changes resulting from:
      Revisions of previous estimates...      (5)      --        (5)         --       --        --         (5)
      Extensions and discoveries........      19       --        19          --       --        --         19
      Sales of reserves.................      (1)      --        (1)         --       --        --         (1)
      Production........................     (28)      --       (28)         --       --        --        (28)
                                          ------     ----      -----     ------     ----      -----     -----
  Reserves at December 31, 1996.........     223        1       224          --       --        --        224
    Changes resulting from:
      Revisions of previous estimates...      16       --        16          (1)      --        (1)        15
      Extensions and discoveries........      26       --        26          --       --        --         26
      Sales of reserves.................      (2)      --        (2)         --       --        --         (2)
      Transfers between
        consolidated/equity companies...     (49)      --       (49)         45       --        45         (4)
      Production........................     (26)      --       (26)         (3)      --        (3)       (29)
                                          ------     ----      -----     ------     ----      -----     -----
  Reserves at December 31, 1997.........     188        1       189          41       --        41        230
    Changes resulting from:
      Revisions of previous estimates...      10       (1)        9          (9)      --        (9)        --
      Extensions and discoveries........       8       --         8          --       --        --          8
      Sales of reserves.................      (1)      --        (1)         --       --        --         (1)
      Transfers between
        consolidated/equity companies...      --       --        --          --       --        --         --
      Production........................     (27)      --       (27)         (3)      --        (3)       (30)
                                          ------     ----      -----     ------     ----      -----     -----
  Reserves at December 31, 1998.........     178       --       178          29       --        29        207
Proved Developed Natural Gas Liquids
  Reserves at:
  December 31, 1996.....................     161        1       162          --       --        --        162
  December 31, 1997.....................     118        1       119          35       --        35        154
  December 31, 1998.....................     123       --       123          27       --        27        150
NATURAL GAS (BILLIONS OF CUBIC FEET)**
Proved Developed and Undeveloped:
  Reserves at January 1, 1996...........   5,382      267      5,649         --      414       414      6,063
    Changes resulting from:
      Revisions of previous estimates...     212       10       222          --       --        --        222
      Improved recovery.................       6       --         6          --       --        --          6
      Purchases of reserves*............     144       --       144          --       --        --        144
      Extensions and discoveries........     594       --       594          --       --        --        594
      Sales of reserves.................    (420)      --      (420)         --       --        --       (420)
      Production........................    (658)     (30)     (688)         --      (52)      (52)      (740)
                                          ------     ----      -----     ------     ----      -----     -----
  Reserves at December 31, 1996.........   5,260      247      5,507         --      362       362      5,869

                                                 CONSOLIDATED
                                                  COMPANIES                   EQUITY COMPANIES
                                          --------------------------     --------------------------
                                           U.S.      INT'L     TOTAL      U.S.      INT'L     TOTAL     TOTAL
                                           ----      -----     -----      ----      -----     -----     -----
    Changes resulting from:
      Revisions of previous estimates...       8       42        50          40      115       155        205
      Improved recovery.................      --       --        --           1       --         1          1
      Purchases of reserves*............       8       --         8          --       --        --          8
      Extensions and discoveries........     592       --       592           1       --         1        593
      Sales of reserves.................     (81)      --       (81)         (7)      --        (7)       (88)
      Transfers between
        consolidated/equity companies...    (582)      --      (582)        533       --       533        (49)
      Production........................    (601)     (31)     (632)        (29)     (45)      (74)      (706)
                                          ------     ----      -----     ------     ----      -----     -----
  Reserves at December 31, 1997.........   4,604      258      4,862        539      432       971      5,833
    Changes resulting from:
      Revisions of previous estimates...      97       20       117        (151)      51      (100)        17
      Improved recovery.................      --       --        --          --       --        --         --
      Purchases of reserves*............      --       --        --           9       --         9          9
      Extensions and discoveries........     374       10       384          --       --        --        384
      Sales of reserves.................    (133)      --      (133)         --       --        --       (133)
      Transfers between
        consolidated/equity companies...    (139)      --      (139)        139       --       139         --
      Production........................    (618)     (26)     (644)        (56)     (43)      (99)      (743)
                                          ------     ----      -----     ------     ----      -----     -----
  Reserves at December 31, 1998.........   4,185      262      4,447        480      440       920      5,367
Proved Developed Natural Gas Reserves
  at:
  December 31, 1996.....................   3,272      247      3,519         --       59        59      3,578
  December 31, 1997.....................   3,017      258      3,275        380      233       613      3,888
  December 31, 1998.....................   3,117      251      3,368        398      281       679      4,047

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

     The standardized measure of discounted future net cash flows related to proved oil and gas reserves at the end of each year was as follows:

            STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                        FROM PROVED OIL AND GAS RESERVES

                                                                CONSOLIDATED COMPANIES
                                                              --------------------------
                                                               U.S.     INT'L     TOTAL
                                                              -------   ------   -------
                                                                (MILLIONS OF DOLLARS)
AT DECEMBER 31, 1998
  Future cash inflows.......................................  $17,664   $1,293   $18,957
  Future production and development costs...................    8,564      522     9,086
  Future income tax expense.................................    2,614      249     2,863
                                                              -------   ------   -------
  Future net cash flows*....................................    6,486      522     7,008
  10% annual discount for estimated timing of cash flows....    2,030      172     2,202
                                                              -------   ------   -------
  Standardized measure of discounted future net cash
    flows...................................................    4,456      350     4,806
  Shell Oil's share of standardized measure of discounted
    future net cash flows of equity companies...............      740      238       978
                                                              -------   ------   -------
  Total.....................................................  $ 5,196   $  588   $ 5,784
                                                              =======   ======   =======
AT DECEMBER 31, 1997
  Future cash inflows.......................................  $27,085   $2,619   $29,704
  Future production and development costs...................    9,535      887    10,422
  Future income tax expense.................................    5,380      498     5,878
                                                              -------   ------   -------
  Future net cash flows*....................................   12,170    1,234    13,404
  10% annual discount for estimated timing of cash flows....    3,859      375     4,234
                                                              -------   ------   -------
  Standardized measure of discounted future net cash
    flows...................................................    8,311      859     9,170
  Shell Oil's share of standardized measure of discounted
    future net cash flows of equity companies...............    2,598      452     3,050
                                                              -------   ------   -------
  Total.....................................................  $10,909   $1,311   $12,220
                                                              =======   ======   =======
AT DECEMBER 31, 1996
  Future cash inflows.......................................  $63,131   $3,414   $66,545
  Future production and development costs...................   17,468      917    18,385
  Future income tax expense.................................   14,952      805    15,757
                                                              -------   ------   -------
  Future net cash flows*....................................   30,711    1,692    32,403
  10% annual discount for estimated timing of cash flows....   12,202      483    12,685
                                                              -------   ------   -------
  Standardized measure of discounted future net cash
    flows...................................................   18,509    1,209    19,718
  Shell Oil's share of standardized measure of discounted
    future net cash flows of equity companies...............       --      668       668
                                                              -------   ------   -------
  Total.....................................................  $18,509   $1,877   $20,386
                                                              =======   ======   =======

------------

* Future net cash flows were estimated using year-end prices and costs, and currently enacted tax rates. Shell Oil E&P domestic and international weighted average crude oil prices at year-end 1998 were $9.20 and $10.13 per barrel, respectively, compared to year-end 1997 prices of $14.64 and $14.79 per barrel, respectively, and year-end 1996 prices of $21.35 and $23.51 per barrel, respectively.

     Changes in the standardized measure of discounted net cash flow for the consolidated companies were as follows:

                                                               1998       1997      1996
                                                              -------   --------   -------
                                                                 (millions of dollars)
CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED
  FUTURE NET CASH FLOWS
     Beginning of year......................................  $ 9,170   $ 19,718   $11,358
     Sales and transfers of oil and gas produced, net of
       production costs.....................................   (1,844)    (3,009)   (3,543)
     Net change in prices and costs.........................   (7,695)   (10,037)   11,089
     Development costs related to future production.........      422       (344)     (210)
     Extensions, discoveries, additions and improved
       recovery, less related costs.........................      592      2,628     3,006
     Net purchases and sales of reserves....................     (535)    (1,084)     (237)
     Transfers to equity companies..........................     (146)    (5,207)       --
     Development costs incurred during the period...........    1,237      1,325     1,196
     Revisions of previous reserve estimates................      204        (54)      400
     Accretion of discount..................................    1,320      2,161     1,582
     Net change in income taxes.............................    2,081      3,073    (4,923)
                                                              -------   --------   -------
     End of year............................................  $ 4,806   $  9,170   $19,718
                                                              =======   ========   =======

DOWNSTREAM GAS

  General

     Downstream Gas was established as a new operating segment for Shell Oil in 1998. This segment is engaged in the business of purchasing, gathering, processing, treating, storing, transporting and marketing natural gas, primarily in the major gas producing areas of Oklahoma, South Texas, East Texas and the Texas and Louisiana Gulf Coast regions. Shell Oil's initial expansion of its natural gas marketing and transportation activities began in 1995 with the formation of Coral Energy, L.P. (Coral), a joint venture with Tejas Gas Corporation (Tejas), a natural gas pipeline company. Shell Oil continues to market substantially all of its natural gas production through Coral. In 1997, in two separate transactions, Shell Oil acquired 100 percent ownership of Corpus Christi Natural Gas Company, L.P. and affiliated companies. Their activities include natural gas transportation, processing, hub services and marketing, primarily in South Texas. In January 1998, Shell Oil acquired all of the outstanding common stock of Tejas as further discussed in Note 2 of the Notes to Consolidated Financial Statements included in Item 14a. Following this transaction, Shell Oil combined its natural gas and natural gas liquids business, Coral, Corpus Christi Natural Gas, and Tejas and its interest in Coral into a single natural gas and natural gas liquids business segment.

     The expansion of gas transportation activities began in 1996 as Shell Oil began building, in some cases with partners, an infrastructure of natural gas pipelines in the Gulf of Mexico to serve the needs of Shell Oil and third parties. In 1997, two new systems in the western and central Gulf began operations. In addition, a system to serve deepwater producers was expanded, and in 1998 a system to serve the eastern portion of the Gulf was completed.

     Revenues, net income, segment assets and other financial measures for the Downstream Gas segment for 1998 were as set out in the table below. This information is presented in accordance with SFAS No. 131 which was adopted by Shell Oil in 1998. Downstream Gas was a new operating segment in 1998, and as a result, no comparative data are available for 1997 and 1996. For additional information see Note 18 of the

Notes to Consolidated Financial Statements included in Item 14a and the "Comparability of Data" discussion on page 3.

                                                                      1998
                                                              ---------------------
                                                              (millions of dollars)
Sales and other operating revenue (including
  intersegment).............................................         $6,808
Less: Intersegment sales and revenues.......................            (78)
                                                                     ------
Total sales and other operating revenue from external
  customers.................................................         $6,730
  International revenues (included in total)................         $  897
Equity in income of affiliates accounted for by the equity
  method....................................................         $   52
Interest income.............................................              5
Interest expense............................................            152
Depreciation, amortization, etc. ...........................            857
Income tax expense (benefit)................................           (217)
Segment net income (loss)...................................           (703)
Investment in equity method investees.......................            390
Segment assets..............................................          4,307
Segment capital expenditures................................          1,807

  Natural Gas Processing

     Natural gas processing operations consist of the extraction of natural gas liquids ("NGL") from unprocessed natural gas. The unprocessed natural gas is supplied to Downstream Gas' natural gas processing plants from Shell Oil or its equity companies' own natural gas production, or from other producers or natural gas pipeline companies. The natural gas is delivered to the processing plants through either Shell Oil's or its equity companies' owned pipelines, or from other companies' pipelines. After processing, the NGL are either sold to other Shell Oil subsidiaries or equity companies, or transported to fractionation facilities owned by Shell Oil or its equity companies, or by other third parties, where the NGL products are further separated and then sold. The remaining processed gas is returned to the pipelines.

     Selected statistics for the gas processing operations for 1998 were as summarized below:

                           GAS PROCESSING STATISTICS

                                                               1998
                                                               ----
Number of natural gas processing, treating and fractionation
  plants....................................................     30
Average daily gross natural gas capacity (bcf per day)......   11.4
Average daily net natural gas capacity (bcf per day)........    4.1
Average daily net inlet volumes (bcf per day)...............    2.8
Average daily net natural gas liquids production (thousands
  of barrels)...............................................     92

  Natural Gas Pipelines

     Shell Oil's natural gas pipelines are located primarily in Texas, Oklahoma, Louisiana and the Gulf of Mexico. These pipelines consist of wholly owned lines as well as varying equity ownership interests in jointly owned lines. The pipeline operations involve gathering and purchasing natural gas from producers and suppliers and transporting and reselling, primarily through Coral, such natural gas to electric utility companies, local distribution companies, industrial customers, affiliates of other pipeline companies, and gas marketing companies, as well as gathering and transporting natural gas for others on a fee basis.

     During 1998, Shell Oil was active in a number of expansion projects and new business initiatives. Destin Pipeline Company, L.L.C., completed a natural gas pipeline and gas processing plant to serve the eastern Gulf and announced plans for two extensions to that pipeline. Destin is owned by affiliates of Shell Oil, BP Amoco and Sonat Inc. As further discussed in Note 3 of the Notes to the Consolidated Financial Statements included in Item 14a, in late 1998, Shell Oil announced the intent to sell certain Downstream Gas pipeline assets.

     The following table summarizes the natural gas pipeline systems in which Shell Oil had an ownership interest during 1998:

                              GAS PIPELINE SYSTEMS

                                                                1998
                                                               ------
Miles of pipeline...........................................   13,800
Pipeline capacity in Bcf per day............................     14.1
Average throughput in Bcf per day...........................      6.6

  Natural Gas Sales and Marketing

     Shell Oil markets energy and related services to utilities, and industrial and commercial accounts. Natural gas sales are made pursuant to both long-term contracts, which generally range from one to 20 years and short-term contracts, which generally range from one month to one year in duration. Natural gas system sales during 1998 averaged approximately 7.8 bcf per day.

     Shell Oil uses long-term natural gas reserve positions, storage resources, and multi-commodity expertise in the marketplace to provide customers with flexible, tailored solutions to meet their energy supply, asset management and financial risk management needs. In the course of conducting such business, Shell Oil utilizes certain types of fixed-price forward purchase and sales contracts, futures and options contracts traded on the New York Mercantile Exchange ("NYMEX"), and swaps and options traded in the over-the-counter financial markets to manage and hedge fixed-price purchase and sales commitments, to provide fixed-price commitments as a service to customers and suppliers, to reduce exposure to cash market prices and to protect its investment in storage inventories. Shell Oil, from time to time, may have a bias in the market resulting from the managing of its portfolio.

  Natural Gas Storage Facilities

     Shell Oil owns natural gas storage facilities in Texas, Oklahoma and Louisiana. Shell Oil may hedge all or a portion of its natural gas volumes held in storage utilizing the futures, swaps and options markets. Natural gas volumes held in storage enable Shell Oil to respond quickly to changing market conditions and to take advantage of seasonal price variations and peak demand periods.

  Natural Gas Supplies

     Shell Oil purchases natural gas from a variety of suppliers, ranging from small independent producers to other major oil and gas companies, equity companies in which Shell Oil has an interest and other natural gas pipeline companies, under both long-term and short-term natural gas purchase contracts.

  Other Services

     A subsidiary, Shell Energy Services Company, L.L.C., has been established to sell natural gas and electricity directly to homes and businesses in deregulated markets.

OIL PRODUCTS

     Shell Oil's Oil Products operating segment consists predominantly of its investment in companies engaged, principally in the United States, in the refining, marketing and transportation of crude oil and petroleum products, including: Equilon Enterprises LLC (Shell Oil interest -- 56 percent), Motiva Enterprises LLC (Shell Oil interest -- 35 percent), and the Deer Park Refining Limited Partnership (Shell Oil interest -- 50 percent). Shell Oil accounts for its noncontrolling investment in each of these companies using the equity method of accounting.

     Revenues, net income, segment assets and other financial measures for the Oil Products segment for each of the past three years were as set out in the table below. This information is presented in accordance with SFAS No. 131 which was adopted by Shell Oil in 1998. Certain 1997 and 1996 amounts have been restated to reflect the adoption of SFAS No. 131. For additional information see Note 18 of the Notes to Consolidated Financial Statements included in Item 14a and the "Comparability of Data" discussion on page 3.

                                                            1998     1997      1996
                                                           ------   -------   -------
                                                             (millions of dollars)
Sales and other operating revenue (including
  intersegment)..........................................  $4,193   $22,236   $22,944
Less: Intersegment sales and revenues....................    (441)   (2,171)   (1,989)
                                                           ------   -------   -------
Total sales and other operating revenue from external
  customers..............................................  $3,752   $20,065   $20,955
  International revenues (included in total).............  $   --   $    73   $   213
Equity in income of affiliates accounted for by the
  equity method..........................................  $  292   $    85   $    13
Interest income..........................................      51        34        25
Interest expense.........................................      77        76        83
Depreciation, amortization, etc. ........................      73       438       391
Income tax expense.......................................     124       118       171
Segment net income.......................................     169       410       336
Investment in equity method investees....................   5,207       312       221
Segment assets...........................................   5,970     9,277     9,326
Segment capital expenditures.............................      48       554       726

     In 1998, Shell Oil restructured its previously wholly owned assets in the oil products business into two new joint ventures, Equilon Enterprises LLC ("Equilon") and Motiva Enterprises LLC ("Motiva"). Also, in 1993 Shell Oil formed a 50/50 joint venture involving its Deer Park, Texas refinery with a subsidiary of Mexico's national oil company Petroleos Mexicanos ("Pemex"). Shell Oil accounts for its investment in these joint ventures using the equity method of accounting. Shell Oil's Oil Products operating segment now consists predominantly of its equity investment in and equity share of operating results of these companies.

     Equilon was formed and began operations in January 1998 by combining major elements of Shell Oil's and Texaco Inc.'s ("Texaco") western and midwestern United States refining and marketing businesses and both companies' nationwide trading, transportation and lubricants businesses. Shell Oil owns 56 percent and Texaco owns 44 percent of Equilon. Equilon uses these assets in the refining, marketing, trading, transportation and lubricants businesses. Under the terms of a consent agreement accepted by the Federal Trade Commission and similar agreements with the attorneys general of California, Hawaii, Oregon and Washington, certain assets have been or will be divested, including Shell Oil's Anacortes, Washington refinery, certain Texaco and Shell Oil marketing assets in southern California and Hawaii, and certain pipeline interests.

     Motiva was formed and began operations in July 1998 by combining major elements of Shell Oil's, Texaco's and Saudi Arabian Oil Company's ("Saudi Aramco") eastern United States and Gulf Coast refining and marketing businesses, including assets previously held by Star Enterprise, a partnership of corporate affiliates of Texaco and Saudi Aramco. Shell Oil has 35 percent ownership of Motiva, and Texaco and Saudi Refining, Inc., a corporate affiliate of Saudi Aramco, each have 32.5 percent ownership of the company (such ownership to be subject to adjustment in the future based on the performance of the assets).

     Both Equilon and Motiva market petroleum and other products directly and through independent wholesalers and retailers and have the exclusive rights to use the Shell and Texaco brands on refined oil product sales in those areas of the United States where each company is authorized to conduct its respective businesses.

     Together, Equilon and Motiva hold a significant position in the domestic refined products industry having an approximate 15 percent share of the domestic gasoline market. The two companies have 10 refineries with a combined capacity of approximately 1.7 million barrels per day; interests in approximately 31,000 miles of pipelines; and distribute gasoline through approximately 23,600 retail outlets.

     Deer Park Refinery. The Deer Park Refining Limited Partnership, formed in 1993, is a 50/50 joint venture of Shell Oil and a subsidiary of Petroleos Mexicanos ("Pemex"). It operates the Deer Park, Texas refinery and is not part of Equilon or Motiva. The partnership is considering a potential growth opportunity, with engineering work in progress for an expansion at the refinery. If approved, the project would involve the expansion of the delayed coker and associated units. Scheduled for completion in 2001, the expansion would enable the refinery to process 340,000 barrels per day of crude oil, including 220,000 barrels per day of Maya crude oil.

  Manufacturing

     Prior to the formation of the Equilon and Motiva alliances in 1998, Shell Oil owned and operated refining facilities located at Martinez, California; Wood River, Illinois; Norco, Louisiana; Odessa, Texas; and Anacortes, Washington. Additionally, the Company operated its 50 percent owned refinery at Deer Park, Texas. Also, in 1996, Shell Oil's Chemical Products operating segment acquired a refinery in Mobile, Alabama. This refinery acquisition was made to assure the Chemical Products operating segment advantaged feedstocks for its olefins operations at chemical plants at Norco, Louisiana and Deer Park, Texas. Operating statistics for this refinery are included in the Refinery Processing Intakes and Other Refinery Statistics tables in this section; however, revenues and costs attributable to this refinery are reflected in the Chemical Products operating segment.

     With the formation of Equilon in January 1998, Shell Oil contributed its refineries at Martinez, Odessa and Wood River, and Texaco contributed its refineries at Bakersfield, California; El Dorado, Kansas; Los Angeles, California; and the Puget Sound refinery in Anacortes, Washington. In late 1998, Equilon converted the Odessa refinery into a products storage and distribution terminal. With the formation of Motiva, Shell Oil contributed its Norco refinery, and Star Enterprise contributed its refineries in Convent, Louisiana; Delaware City, Delaware; and Port Arthur, Texas.

     As noted earlier, Shell Oil's Anacortes refinery was sold under the terms of a consent agreement accepted by the Federal Trade Commission.

     The following table of refinery processing intakes of crude oil, natural gas liquids and other raw materials for the manufacture of petroleum, and certain other refinery statistics reflects the data on a 100 percent basis, (i.e., is not limited to Shell Oil's equity ownership share) for the full year of operation shown in which Shell Oil had an ownership interest in the refinery (i.e., not pro rated for ownership for a portion of a year):

                                                          1998    1997    1996    1995     1994
                                                          -----   -----   -----   ----   --------
                                                               (thousands of barrels daily)
REFINERY PROCESSING INTAKES
     Anacortes, Washington..............................     --     113     114    105        107
     Deer Park, Texas...................................    262     262     252    202        224
     Mobile, Alabama....................................     72      67      68     --         --
     Equilon
       Martinez, California.............................    159     161     150    165        161
       Odessa, Texas....................................     20      25      24     24         24
       Wood River, Illinois.............................    289     292     278    256        262
       Bakersfield, California..........................     64      --      --     --         --
       El Dorado, Kansas................................    109      --      --     --         --
       Los Angeles, California..........................     99      --      --     --         --
       Puget Sound, Washington..........................    140      --      --     --         --
     Motiva
       Convent, Louisiana...............................    227      --      --     --         --
       Delaware City, Delaware..........................    171      --      --     --         --
       Norco, Louisiana.................................    230     256     250    236        239
       Port Arthur, Texas...............................    261      --      --     --         --
                                                          -----   -----   -----   ----   --------
          TOTAL.........................................  2,103   1,176   1,136    988      1,017
                                                          =====   =====   =====   ====   ========
OTHER REFINERY STATISTICS
     Operable capacity of crude oil distillation units
       at beginning of year.............................  2,031     988     969    856        847
     Refinery intakes to crude oil distillation units...  1,953     984     940    821        850
     Refinery crude oil distillation unit intakes as a
       percent of operable capacity at beginning of
       year.............................................   96.2%   99.6%   97.1%  95.9%     100.4%

  Transportation

     In 1998, Shell Oil contributed its crude oil trunk and a majority of its gathering lines, and its product lines to Equilon. These pipelines consisted of Shell Oil's wholly owned pipelines as well as its varying stock, partnership and undivided interests in other pipelines. Texaco also contributed its interest in its nationwide pipeline systems to Equilon.

     At December 31, 1998, Equilon had interests in approximately 10,700 miles of crude oil trunk lines, 3,300 miles of crude oil gathering lines and approximately 16,700 miles of product lines.

     Equilon and Motiva also engage tankers and barges by a variety of methods, including spot charters, short-term and long-term charters, contracts of affreightment and other contractual arrangements for transportation of crude oil and products. Oil products are also delivered to customers by truck and rail.

  Marketing

     Beginning with the formation of Equilon in January, 1998 and the subsequent formation of Motiva in July, 1998, Shell Oil's marketing operations, including transportation systems, terminals, bulk distributing plants and retail sales through service station or other similar retail outlets, were conducted through Equilon and Motiva. Both of these ventures market petroleum and other products directly and through independent wholesalers and retailers and have the exclusive rights to use the Shell and Texaco brands on refined oil product sales in those areas of the United States where each company is authorized to conduct its respective businesses. At the end of 1998, Equilon and Motiva distributed products under the "Shell" or "Texaco" brand and related trademarks through approximately 23,600 service stations located throughout the United States.

CHEMICAL PRODUCTS

     In late 1998, Shell Oil announced a significant restructuring of its chemicals portfolio, which includes the planned divestiture of businesses not integral to its revised portfolio strategy. The businesses that were announced to constitute the future portfolio were lower olefins, aromatics, solvents, ethylene oxide/glycol and derivatives, phenol, higher olefins and derivatives, propanediol (PDO), styrene monomer, propylene oxide and urethane chemicals, as well as ventures in polyethylene, polypropylene, additives and catalysts. The businesses to be divested include PET, Carilon(R), Bisphenol A, elastomers, resins and versatics. The future Shell Oil portfolio of businesses makes basic chemical products which are used in many consumer and industrial products and processes. They are sold primarily to industrial markets in the United States. Approximately 15 percent of chemical sales are outside the United States. Chemical products are delivered to customers principally by rail, truck, ship and pipeline. In addition, petrochemicals are manufactured by a joint venture with Saudi Basic Industries Corporation and sold in worldwide markets. Catalysts are manufactured and sold through joint ventures with affiliated and other parties. In late 1998, Shell Oil formed a worldwide additives venture with Exxon, which includes operations in the United States. To further improve long-term profitability, Shell Oil intends to invest selectively in new capacity and in the development of businesses with superior profit and growth potential.

     Revenues, net income, segment assets and other financial measures for the Chemical Products segment for each of the past three years were as set out in the table below. This information is presented in accordance with SFAS No. 131 which was adopted by Shell Oil in 1998. Certain 1997 and 1996 amounts have been restated to reflect the adoption of SFAS No. 131. For additional information see
Note 18 of the Notes to Consolidated Financial Statements included in Item 14a and the "Comparability of Data" discussion on page 3.

                                                               1998      1997      1996
                                                              -------   -------   ------
                                                                (millions of dollars)
Sales and other operating revenue (including
  intersegment).............................................  $ 5,351   $ 5,789   $5,083
Less: Intersegment sales and revenues.......................   (1,110)   (1,064)    (778)
                                                              -------   -------   ------
Total sales and other operating revenue from external
  customers.................................................  $ 4,241   $ 4,725   $4,305
  International revenues (included in total)................  $   383   $   414   $  363
Equity in income of affiliates accounted for by the equity
  method....................................................  $   (43)  $    55   $   57
Interest income.............................................        2         3        4
Interest expense............................................       32        24       19
Depreciation, amortization, etc. ...........................      641       270      271
Income tax expense (benefit)................................      (82)      238       71
Segment net income..........................................       57       441      231
Investment in equity method investees.......................      853       766      728
Segment assets..............................................    4,608     5,342    5,089
Segment capital expenditures................................      570       348      582

     Chemical sales revenues were as follows for the periods indicated:

                                          1998      1997      1996      1995      1994
                                         ------    ------    ------    ------    ------
                                                     (millions of dollars)
Primaries (olefins, aromatics).........  $1,767    $1,543    $1,411    $1,184    $1,024
Intermediates and solvents.............   1,272     1,665     1,505     1,644     1,314
Polymers...............................   1,091     1,268     1,309     1,861     1,550
Other..................................      61       131        27        82        78
                                         ------    ------    ------    ------    ------
                                         $4,191    $4,607    $4,252    $4,771    $3,966
                                         ======    ======    ======    ======    ======

     Shell Oil has manufacturing facilities located at Mobile, Alabama; Martinez, California; Lakeland, Florida; Argo and Wood River, Illinois; St. Rose, Geismar, Norco, Taft and Reserve, Louisiana; Belpre, Ohio; Deer Park, Texas; Pt. Pleasant, West Virginia; and Altamira, Mexico. As a result of the chemicals portfolio restructuring discussed above, the following manufacturing facilities are planned to be sold during 1999 and are included in the business divestment: Lakeland, Florida; Belpre, Ohio; Pt. Pleasant, West Virginia; and Altamira, Mexico. In 1998, Shell Oil began construction of a phenol plant at the Deer Park Chemical plant, which is scheduled to begin operation in late 1999. This expansion will add 500 million pounds per year of phenol capacity and 300 million pounds per year of acetone capacity.

OTHER BUSINESSES

     A subsidiary of the Company, established primarily to provide traditional business services and business infrastructure support to Shell Oil, has begun marketing its services to external customers. A small but growing portion of this subsidiary's revenues are being generated from third party customers.

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

  Environmental Matters

     Federal environmental laws and regulations including the National Environmental Policy Act; the Clean Air Act; the Clean Water Act; the Safe Drinking Water Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; the Comprehensive Environmental Response, Compensation and Liability Act; and their implementing regulations, as well as numerous state and local environmental laws, continue to have a significant impact on Shell Oil's operations. Additional information concerning the effect that compliance with such environmental requirements may have on capital expenditures, earnings and competitive position, including information concerning allegations or claims received regarding site cleanup obligations, is incorporated herein by reference from Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental Matters (pages 36-38), and Item 3. Legal Proceedings (pages 24-25).

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

     The Downstream Gas segment is a rapidly evolving commodity based trading and marketing business which has undergone significant consolidation during recent years. Factors affecting competition in this segment include the ability to deliver natural gas supplies to customers at competitive prices and in such quantities as the customer may need from time to time as well as having a record of reliability in performing the required services. Other competitive factors include the capability to provide innovation in financial products and services, and expertise in energy management services.

     Competitive methods in the Oil and Chemical Products segments consist of product improvement and new product development through research and technology, and efficient manufacturing and distribution systems. In the marketing phase of the business, competitive factors include product quality and reliability, price, advertising and sales promotion, and development of customer loyalty.

  Research

     Total research and development expenses charged to income (including applicable operating taxes and depreciation) in 1998 amounted to $176 million, compared with $199 million in 1997 and $173 million in 1996. In 1998, about 64 percent was spent on Shell Oil sponsored research and development activities relating to the improvement of existing, and the development of new, products and processes, as compared to 63 percent in 1997 and 66 percent in 1996. The remainder in each period was spent primarily on oil and gas exploration and production activities.

     The Company and another company of the Royal Dutch/Shell Group of Companies have an arrangement whereby each will perform for, and exchange with, the other, research services in petroleum technology, chemicals and other fields. In addition, certain subsidiaries of the Company have technology sharing agreements with certain other affiliates.

ITEM 3.  LEGAL PROCEEDINGS

     Since 1984, the Company has been named as a defendant in numerous product liability cases, including class actions, involving the failure of residential plumbing systems constructed with polybutylene plastic pipe. The Company has also been sued regarding failures in polybutylene pipe connecting users with utility water lines and polybutylene pipe used in municipal water distribution systems. The polybutylene pipe was manufactured primarily by United States Brass Corporation and Vanguard Plastics, Inc. using polybutylene resin supplied by the Company to fabricate the pipe and initially, in the case of residential plumbing systems, polyacetal resin supplied by E.I. DuPont de Nemours and Company (DuPont) and Hoechst Celanese Corporation (Hoechst Celanese) to fabricate the pipe fittings. The plaintiffs in the litigation claim property damages and, in some cases, fraud and intentional misrepresentation seeking punitive damages. The Company's position is, and most of the judgments to date have confirmed that, most of the leaks in residential plumbing systems have occurred due to the failure of the polyacetal insert fittings. Polyacetal is no longer used to manufacture insert fittings for these systems and during 1996, the Company announced it would no longer sell polybutylene resin for use in the domestic pipe market. The Company, DuPont & Hoechst Celanese have agreed on a mechanism to fund the payment of most of the residential plumbing claims in the United States as the result of two class action settlements (the "class action settlement"). The class action settlement provides for the creation of an entity to receive and handle claims and for a $950 million fund to pay such claims, which claims may be filed until 2009, depending on various factors. If the settlement funds are exhausted, additional funds may be provided by the defendants or claimants who have not received their full benefits under the class action settlement may seek their remedy in a new court proceeding at that time. Additionally, a small percentage of defendants have opted out of the class action settlement and some have asserted their claims outside such settlement. Significant issues remain to be resolved as to how costs will be shared among the defendants. One fittings co-defendant has agreed to fund 10% of all acetal fitting costs related to the class action settlement; the Company and the other fittings co-defendant have agreed to arbitrate to determine how the remaining acetal fittings portion of the cost of the class action settlement will be shared between them. Additionally, in matters outside the residential plumbing claims and the class action settlement, claims continue to be filed involving alleged problems with polybutylene pipe used in municipal water distribution systems. The Company will continue to defend these matters vigorously but it cannot currently predict when or how polybutylene related matters will finally be resolved.

     Numerous lawsuits have been filed and demands made against Shell Oil, as well as other large producers, by federal and state governmental parties and private parties alleging underpayment of oil and gas royalty and in one case, carbon dioxide royalty. While significant amounts have been alleged to be due in connection with these claims, numerous factual issues distinguish each claim and such issues must be individually analyzed in each case. Department of Justice has intervened in private litigation asserting underpayment of royalties due the federal government on production from offshore and onshore federal lands. This litigation includes allegations under the False Claims Act which allows recovery of treble damages. Based on progress to date in analyzing and resolving these matters, Shell Oil believes that it can defend successfully that its past royalty payments have been made on a fair and legally justifiable basis and expects to resolve these issues over time, as the result of negotiation or litigation if necessary.

     The Company has received numerous claims concerning potential liabilities in connection with environmental laws involving past and present operating and waste disposal locations (as further discussed in the Environmental Matters section of the Management Discussion and Analysis, pages 36-38). At the Rocky Mountain Arsenal in Colorado where the Company accrued $500 million to pay for its share of clean up costs, the balance remaining as of December 31, 1998 was $180 million, which the Company believes will be adequate to meet its obligations in connection with the site.

     In November of 1998, Shell Chemical Company received a penalty assessment of $330,000 from the Louisiana Department of Environmental Quality ("LDEQ") relating to releases of ethylene oxide in excess of permit limitations which occurred at the Geismar, Louisiana plant between May 21, 1996 through April 7, 1998. Shell Chemical Company and the LDEQ are in negotiations regarding the resolution of these violations.

     Numerous federal, state and local income, property and excise tax returns of Shell Oil are being examined by the respective taxing authorities, and certain interpretations by Shell Oil of the complex tax statutes, regulations and practices are being challenged in administrative proceedings and in federal and state actions. Specifically, on October 16, 1997, the United States District Court in Delaware issued an opinion holding that certain income tax credits recorded by Shell Oil in previous years arising out of production of oil from tar sands were denied because the Court determined that Shell Oil had used the wrong definition of tar sands production to calculate the same. Shell Oil believes that the District Court decision was incorrect and appealed the decision to the Third Circuit in September, 1998. Shell Oil also believes that many of its tar sands tax credits are validly claimed under the alternative definition asserted by the government in the District Court case.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     The Company's common stock is not publicly traded.

     Cash dividends were paid quarterly as follows:

                                           1998                              1997
                              -------------------------------   -------------------------------
                              FIRST   SECOND   THIRD   FOURTH   FIRST   SECOND   THIRD   FOURTH
                              -----   ------   -----   ------   -----   ------   -----   ------
                                                    (millions of dollars)
Cash dividends..............  $413    $412     $413    $412     $400    $400     $400    $400

ITEM 6. SELECTED FINANCIAL DATA.

     Selected financial data is presented below for the periods indicated.

                                              1998      1997      1996      1995      1994
                                             -------   -------   -------   -------   -------
                                                          (millions of dollars)
STATEMENT OF INCOME DATA
     Revenues..............................  $15,451   $28,959   $29,151   $24,650   $21,581
     Costs and expenses....................   17,178    26,855    27,130    23,130    21,073
                                             -------   -------   -------   -------   -------
     Net income............................  $(1,727)  $ 2,104   $ 2,021   $ 1,520   $   508
                                             =======   =======   =======   =======   =======
BALANCE SHEET DATA
     Total assets..........................  $26,543   $29,601   $28,709   $27,021   $26,379
     Gross investment*.....................   30,862    38,540    42,779    41,150    40,045
     Total debt............................    5,791     4,124     3,212     3,251     2,995
     Deferred income tax liability.........    2,000     3,339     3,229     2,841     3,137
     Shareholder's equity..................   11,386    14,792    14,310    13,779    13,686
STATEMENT OF CASH FLOWS
     Cash provided by operating
       activities..........................  $ 2,029   $ 3,321   $ 4,124   $ 3,473   $ 3,014
     Capital expenditures..................    4,038     3,131     3,414     2,957     2,451
     Cash dividends........................    1,650     1,600     1,500     1,400     1,400

------------

* Gross investment consists of gross assets less current liabilities.

     The above financial results and historical data should not be construed as necessarily indicative of future financial results; see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the "Comparability of Data" discussion in Item 1, page 3.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

KEY FINANCIAL RESULTS

     -- The Company incurred a net loss of $1,727 million in 1998, compared with net income of $2,104 million in 1997 and $2,021 million in 1996.

     -- Adjusted net income, which excludes special items, was $730 million in 1998, compared with $1,890 million in 1997 and $1,860 million in 1996.

     -- Cash flows from operating activities in 1998 were $2,029 million compared with $3,321 million in 1997 and $4,124 million in 1996.

     -- Revenues in 1998 were $15.5 billion, down from $29.0 billion in 1997, and from $29.2 billion in 1996. The decline in 1998 revenues was due significantly to the newly formed Oil Products ventures, which resulted in such assets being held in equity companies.

     -- Shareholder's equity was $11.4 billion at the end of 1998, down from $14.8 billion in 1997 and $14.3 billion in 1996.

     -- Return on Average Capital Employed was a negative 7.2 percent in 1998, compared to 12.0 percent in 1997 and 12.2 percent in 1996. (Return on Average Capital Employed: Net Income plus Minority Interest in Income plus after tax Interest Expense expressed as a percent of Average Capital Employed. Capital Employed is Shareholder's Equity plus Total Debt plus Minority Interest. Average Capital Employed is the average of current year and prior year Capital Employed.)

     -- Total debt at the end of 1998 was $5,791 million compared with $4,124 million in 1997 and $3,212 million at year-end 1996. At that level, it represented 33.7 percent of total capital, compared with 21.8 percent at year-end 1997 and 18.3 percent at the end of 1996.

     Segment net income has been restated for 1997 and 1996 to facilitate comparable results to 1998 in the discussions that follow. In 1998, Shell Oil adopted Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments in annual and interim financial reports. The adoption by Shell Oil of SFAS No. 131 did not result in a change in the reportable segments; however, the previously reported net income for each segment has been restated primarily to reflect the allocation to the segments of interest income and interest expense previously reported as "Nonallocated Items."

OIL AND GAS EXPLORATION AND PRODUCTION

INCOME HIGHLIGHTS                                            1998      1997     1996
-----------------                                           -------   ------   ------
Segment Net Income (Loss).................................  $(1,166)  $1,327   $1,315
Special Items.............................................   (1,517)      96       37
                                                            -------   ------   ------
Adjusted Net Income.......................................  $   351   $1,231   $1,278
                                                            =======   ======   ======

     Oil and Gas Exploration and Production incurred a net loss of $1,166 million in 1998, compared with net income of $1,327 million in 1997 and $1,315 million in 1996.

     Adjusted net income, which excludes special items, was $351 million in 1998, a decrease of $880 million from 1997, and $927 million from 1996. The $880 million decline in 1998 compared to 1997 was due to significantly lower crude oil and natural gas prices that more than offset the benefits from increased domestic crude oil and natural gas production.

     Shell Oil's average domestic crude oil price fell $6.03 per barrel in 1998, a decrease of 34 percent compared to 1997 and 37 percent compared to 1996. In addition, average natural gas prices fell 19 percent versus 1997 and 16 percent versus 1996. Shell Oil's average crude oil and natural gas prices declined throughout 1998, and during December 1998 were $9.08 per barrel and $1.83 per mcf, respectively. These lower prices were the primary contributors to the significant decline in 1998 earnings from operations compared to the prior two years.

     Overall in 1998 average prices for crude oil have been at their lowest levels during the past two decades, and the prospects for 1999 and the foreseeable future look to be about the same. For forecasting and planning purposes, Shell Oil lowered its expectation of long-term prices to a pricing structure based on $14 per barrel Brent crude price. This pricing structure was developed internally giving consideration to the short-term outlook of oversupply and price declines and to the longer-term outlook of global demand and supply. In determining the longer-term view of sustained lower oil prices, Shell Oil believes that world economic growth rates will continue to be modest as economies in Asia and South America recover and oversupply will continue. Moreover, improvements in efficiency and recoverability will characterize the industry as a result of corporate viability and environmental pressures. In light of Shell Oil's decrease in long-term price outlook, it was deemed necessary to test the recoverability of its investments. Given the underlying investment in oil and gas properties in the equity companies, Shell Oil followed the methodology of Statement of Financial Accounting Standards No. 121. Shell Oil also tested all its oil and gas assets under these rules. As a result, writedowns were recorded in 1998.

     These writedowns were primarily related to equity investments in two alliances, Altura Energy, Ltd (Altura) and Aera Energy, LLC, (Aera), as well as certain oil and gas producing assets being held for sale. Altura and Aera production requires extensive use of tertiary recovery methods, that is, CO(2) injection and steam injection, respectively. These methods, while recovering reserves that would otherwise go unproduced, are expensive compared to conventional production methods. Shell Oil deemed that the carrying value of its equity investments was impaired because the underlying assets were no longer expected to recover the equity investment value through future cash flows. The lower estimated future cash flows result primarily from continued weakness in oil and gas prices judged to be permanent by management. In addition, downward reserve revisions were deemed necessary for certain oil and gas fields as a result of the lack of future economic recoverability. The prices used in performing the impairment analysis of future cash flows were Shell Oil's pricing structure described in the previous paragraph. As a result of the impairment test, Shell Oil recorded an after tax noncash writedown of these assets of $624 million for Altura and $794 million for Aera.

     Additionally, certain oil and gas producing assets that were being held for sale were also subjected to the appropriate expected sales price test. Based on internally estimated or comparable properties' sales prices, the carrying value of these assets less costs to sell exceeded their estimated sales value by $177 million after tax and accordingly, were written down to the lower level. The anticipated sale of these assets is unlikely to result in significant employee terminations, and as such, the writedown amount is not impacted by such costs. These assets are expected to be sold in 1999.

     Including the writedowns discussed in the previous paragraphs, total special items decreased segment net income by $1,517 million in 1998, but increased net income $96 million in 1997 and $37 million in 1996. Special items in 1998 consisted of the noncash writedowns totaling $1,595 million, $26 million for an employee severance program, $30 million for litigation reserves and $17 million for special transition costs related to employee benefits. Partially offsetting these charges were gains from property sales totaling $163 million.

     Special items in 1997 included gains totaling $55 million from the sale of oil and gas assets, the effects from favorable resolution of litigation of $33 million, and tax credits and adjustments of $24 million. Partially offsetting these benefits was a total of $14 million in charges representing a retroactive adjustment to ownership at a producing location and an asset write-off.

     Special items in 1996 included gains totaling $48 million related to the sale of oil and gas properties, and $45 million from prior-year tax adjustments. Partially offsetting these benefits were $30 million in charges against litigation and royalty reserves, and a $24 million asset write-off.

     Cash provided by operating activities was $1,407 million in 1998, compared with $2,680 million in 1997, and $2,493 million in 1996.

     Production -- Total net crude oil production, on a barrels per day basis, averaged 538,000 in 1998, 507,000 in 1997 and 472,000 in 1996. Total crude oil production has now increased for the fifth consecutive year.

     Domestic crude oil production increased 7 percent over 1997, averaging 439,000 barrels per day in 1998, and increased 17 percent over 1996. At this level, domestic production was at its highest level in 10 years.

     International net production, on a barrels per day basis, averaged 99,000 in 1998, up 2,000 over 1997 and 3,000 over 1996. International production was primarily from operations in Brazil, Cameroon, China, Denmark, New Zealand and Yemen, the latter of which was sold in 1998.

     Average total natural gas production was 2,037 million cubic feet per day in 1998, up 5 percent over 1997 and 3 percent over 1996. Average domestic natural gas production was 1,846 million cubic feet per day in 1998, an increase of 7 percent over 1997 and 3 percent over 1996.

     Total net natural gas liquids production, on a barrels per day basis, was 82,000 in 1998, up 1,000 over 1997 and 7,000 over 1996.

     As indicated above, in the 1998 to 1997 comparisons, Shell Oil's production of domestic crude oil and natural gas increased 7 percent. These results occurred despite temporary curtailment of production from the Auger platform, the Mensa subsea installation and numerous storms in the Gulf of Mexico during 1998. Based upon current results from existing operations, existing and planned developments, and assuming no reductions in existing production except due to normal declines in producing fields, Shell Oil's anticipated average annual production growth rate through 2001 is 5 to 7 percent for oil and 4 to 5 percent for gas. While volumes are still anticipated to increase, the rate of increase is less than previously forecast primarily due to reductions in capital spending as a result of the lower oil price environment. In the event of potential further declines in capital spending, the pace of growth during this period may be constrained further.

     Crude oil and natural gas production numbers include Shell Oil's net production plus a prorata share, based on ownership interest, of equity companies' production. Equity companies are those companies in which Shell Oil has significant influence but not control.

     Costs and Expenses -- Comparative data between 1998 and the previous two years has been greatly affected by the new alliances which began operations in 1997. These two alliances, Altura and Aera, began operations in March and June 1997, respectively, and were accounted for on an equity basis after those dates. The discussion and year to year comparative analysis of costs and expenses that follow have been substantially impacted. Certain lines on the consolidated financial statements and certain notes thereto also have been significantly affected by the formation of these ventures.

     Production costs in 1998 totaled $928 million, down $34 million from 1997 and $270 million from 1996. However, after restating 1997 and 1996 costs as though such ventures had been in existence in both years, production costs increased in 1998 over 1997 and 1996 due to costs related to storms in the Gulf of Mexico and higher repair and maintenance expenses.

     Shell Oil's exploration expenses of $360 million in 1998, including dry hole costs of $188 million, increased $23 million over 1997 and $33 million over 1996. Exclusive of dry holes, 1998 exploration costs decreased $19 million from 1997 and $13 million from 1996. The level of exploration costs in all three years remained about the same, reflecting continuation of the spending program in the Gulf of Mexico.

     Depreciation, depletion and amortization costs were $987 million in 1998, down $141 million from 1997, and $352 million from 1996. After adjusting for the effects of the ventures formations in 1997, depreciation, depletion and amortization costs increased in 1998 due in part to higher production.

     Capital Expenditures -- Capital spending for Oil and Gas Exploration and Production was $1,565 million in 1998, compared with $2,182 million in 1997 and $2,053 million in 1996. Approximately one-half of the decrease in 1998 was due to significant expenditures in 1997 on Shell Oil's growing investment in the Downstream Gas business. Excluding the downstream gas expenditures, capital expenditures in 1998 declined further due to an overall reduction in activities in all areas, except deepwater Gulf of Mexico, where spending increased in 1998 over 1997. The reductions were in response to oil and gas prices. Capital spending is planned to decline further in 1999 to approximately $1,000 million or less due to the current economic environment resulting from low prices.

     Hydrocarbon Reserves -- In 1998, reserve additions, mainly from discoveries, extensions, purchases, improved recovery techniques and revisions to previous reserve estimates, were 129 million barrels on a crude oil equivalent basis. These additions were more than offset by producing property sales of 95 million equivalent barrels, and by production during the year. In 1997 and 1996, reserves also declined. Reserve numbers include a prorata share based on Shell Oil's ownership interest of equity company reserves.

     Net wells drilled in 1998 totaled 107, down 55 from 1997 and 410 from 1996. The significant activity in 1996 related primarily to drilling programs in California, which has subsequently become part of Aera.

DOWNSTREAM GAS

                     INCOME HIGHLIGHTS                        1998
                     -----------------                        -----
Segment Net Income (Loss)...................................  $(703)
Special Items...............................................   (638)
                                                              -----
Adjusted Net Income (Loss)..................................  $ (65)
                                                              =====

     Downstream Gas was established as a new operating segment for Shell Oil in 1998 and as a result, comparable data for prior years is not available. In 1998, Shell Oil acquired Tejas Gas Corporation including its interest in Coral Energy, LP. The Downstream Gas segment includes Shell Oil's natural gas pipelines, natural gas processing, natural gas sales and marketing, and related activities.

     The Downstream Gas segment incurred a loss of $703 million in 1998, which included special items totaling $638 million. Adjusted to exclude these special items, Downstream Gas incurred a loss in 1998 of $65 million.

     The business environment in the initial year of operations was most unfavorable. While much progress was made in identifying key goals and business growth strategies, operating results were adversely affected by lower average natural gas sales margins, lower gas plant processing margins, and a high level of interest costs associated with debt related to the acquisition of Tejas.

     As a result of the decision to hold for sale certain assets and the application of Statement of Financial Accounting Standards No. 121 to this anticipated sale, Shell Oil recorded an after tax noncash writedown of assets of $626 million in the Downstream Gas segment. Shell Oil decided to sell certain of its onshore United States natural gas pipeline and processing assets as a result of a significant downturn in business conditions during 1998 and the concurrent determination that these assets were no longer strategic to Shell Oil. The sale of these assets is expected to occur in 1999. The estimated fair value of these assets was determined primarily based on a discounted cash flow analysis of expected future cash values based on Shell Oil's view of current and future business conditions. The strategic factors which Shell Oil evaluated in performing the estimated fair value analysis included continued weakness in natural gas liquids prices due to downward pressure on oil and gas prices coupled with apparent changes in natural gas demand, in part due to mild winters, increased natural gas supply in the Northeast primarily from Canada, increased natural gas demand in the West and intrastate regulatory issues. The forecasting pricing structure as previously described in the Oil and Gas Exploration and Production discussion was also utilized. The anticipated sale of these assets is not expected to result in significant employee terminations, and as such, the writedown amount is not impacted by such costs.

     Special items in 1998 totaled $638 million including the writedown described in the previous paragraph and $23 million for employee severance provision, partially offset by an $11 million gain from a property sale.

OIL PRODUCTS

                     INCOME HIGHLIGHTS                        1998   1997   1996
                     -----------------                        ----   ----   ----
Segment Net Income..........................................  $169   $410   $336
Special Items...............................................   (99)    84     (9)
                                                              ----   ----   ----
Adjusted Net Income.........................................  $268   $326   $345
                                                              ====   ====   ====

     The Oil Products segment was structurally changed in 1998 with the formation of new alliances. In January 1998, the Shell Oil and Texaco Inc. (Texaco) western United States downstream alliance began operations. This new equity company, Equilon Enterprises LLC, combines major elements of the two companies' western and midwestern U.S. refining and marketing businesses and their nationwide trading, transportation and lubricants businesses. Shell Oil owns 56 percent of the venture and Texaco 44 percent. In July 1998, Shell Oil and Star Enterprise's eastern and Gulf Coast U.S. refining and marketing businesses, excluding the Company's investment in the Deer Park Refining Limited Partnership, began operations as Motiva Enterprises LLC. Shell Oil owns 35 percent, Texaco 32.5 percent and 32.5 percent is owned by Saudi Refining, Inc.

     The discussion that follows includes Shell Oil's share of the results of these ventures, and the Shell Oil eastern and Gulf Coast U.S. refining and marketing business for the first half of 1998. As a result of the start-up of operations of these equity ventures, comparisons to 1997 and 1996 do not reflect comparable results of operations for all periods.

     In 1998, U.S. refining margins remained under pressure and were lower than in 1997 and have continued to trend downward during early 1999, reflecting a continuing difficult industry environment. For the year, U.S. gasoline prices were down significantly from 1997 as a result of an oversupply of crude oil and intense competition in the industry. Shell Oil's Oil Products segment net income reflected these industry conditions.

     Oil Products segment net income in 1998 was $169 million, compared with $410 million in 1997 and $336 million in 1996.

     Adjusted net income, which excludes special items, was $268 million in 1998, a decrease of $58 million from 1997, and $77 million from 1996. Results were lower in 1998 compared to 1997 due to lower refined product margins. In particular, average 1998 refining margins were lower than in 1997, with resulting reduced income only partially offset by higher marketing margins.

     Special items in 1998 reduced segment net income $99 million, including charges of $55 million for employee severance programs, $44 million for environmental cleanup provisions, and $27 million for litigation reserves. In addition, a net gain from property sales totaling $57 million more than offset charges of $32 million for refinery and lubricant plant closures. Special items in 1997 benefited segment income $84 million, the result of a tax adjustment and gains on asset sales. In 1996, special items reduced segment net income by $9 million due to $20 million in charges against property damage and litigation reserves, offset in part by a $10 million gain on a property sale.

     Cash flow provided by operating activities was $240 million in 1998, down $503 million from 1997 and $522 million from 1996. Capital expenditures in 1998 of $48 million declined $506 million from 1997 and were $678 million lower than 1996. Capital expenditures in 1998 were related to projects in the eastern geographic region during the first half of the year, prior to the start-up of operations in Motiva.

     Equilon and Motiva Synergies -- A key objective of the Equilon and Motiva ventures is to achieve combined permanent synergy benefits of $800 million pretax annually by the end of 2000. Shell Oil's equity share of these anticipated benefits is expected to be approximately $400 million annually. Areas for synergies are logistical optimization, improved crude oil and refined product supply and trading, business systems consolidation and sharing of best practices across companies. Cost reduction synergies in 1998 have included the consolidation of lubricant blending and packaging operations, research facilities, and marketing and other office locations.

     In 1998, divestitures mandated under the terms of a consent agreement accepted by the Federal Trade Commission and similar agreements with the attorneys general of various states as a condition for approving the new alliances were almost all completed. These included the sale of Shell Oil's Anacortes Refining Company in the State of Washington and Shell Oil's 24 percent interest in Plantation Pipe Line Company. As also required, Equilon sold a mixture of Shell and Texaco branded stations in San Diego county, California. The sale of Texaco's Barbers Point products supply terminal on the island of Oahu, Hawaii and of 27 Texaco branded gasoline stations in Hawaii is pending. Other Equilon portfolio changes included the expansion of a crude oil pipeline system to transport refined products from Gulf Coast refineries to West Texas and other markets. The pipeline originates in East Houston and extends to Corsicana, Texas, with sections continuing to the Ft. Worth and Abilene areas, Midland-Odessa and El Paso in Texas and to Oklahoma. Construction is under way to expand the system's current capacity of 60,000 barrels per day of gasoline, diesel and jet fuel, providing growth opportunities in both pipeline revenue and refined products marketing. Concurrent with the expansion, Equilon converted the Odessa, Texas, refinery into a products storage and distribution terminal tied into the pipeline system. Despite cost reductions in recent years, the 28,000 barrel-per-day Odessa refinery was no longer able to compete with larger, more efficient refining facilities, especially in light of lower pipeline transportation costs for products sourced from the Gulf Coast.

CHEMICAL PRODUCTS

                     INCOME HIGHLIGHTS                        1998    1997   1996
                     -----------------                        -----   ----   -----
Segment Net Income..........................................  $  57   $441   $ 231
Special Items...............................................   (205)    (9)   (108)
                                                              -----   ----   -----
Adjusted Net Income.........................................  $ 262   $450   $ 339
                                                              =====   ====   =====

     Chemical Products segment net income in 1998 was $57 million, compared with $441 million in 1997 and $231 million in 1996.

     Adjusted net income, which excludes special items, was $262 million in 1998, a decrease of $188 million from 1997, and $77 million from 1996.

     The decline in adjusted net income in 1998 from 1997 was due to lower margins. Partially offsetting these margin declines were improved sales volumes of primary chemicals and downstream products, with higher sales of olefins and solvents in 1998 over 1997.

     Special items reduced segment net income $205 million in 1998, $9 million in 1997, and $108 million in 1996. The 1998 special items of $205 million included a partial writedown totaling $227 million for assets held for sale and the related sale of certain businesses as further discussed below, $32 million for product warranty litigation, $31 million charges for employee severance provisions, and $15 million write-off of obsolete software. Partially offsetting these charges were tax benefits of $100 million. Special items in 1997 consisted primarily of charges related to environmental cleanup costs. In 1996, charges against income totaled $167 million, including additional provisions for product liability and an asset write-off. Partially offsetting these charges were favorable insurance recoveries and prior-period tax adjustments.

     Cash provided by operating activities in 1998 was $780 million, compared with $554 million in 1997 and $729 million in 1996.

     In late 1998, Shell Oil announced a significant restructuring of its chemicals portfolio, which includes the planned divestiture of businesses not integral to its revised portfolio strategy. The businesses to be divested include PET, Carilon(R), Bisphenol A, elastomers, resins and versatics. As a result of the decision to withdraw from these businesses, the assets at certain of Shell Oil's plants were classified as held for sale. The sale of these assets is expected to occur during 1999. Due to a lack of comparable sales data, Shell Oil used a combination of methods to arrive at an estimated fair market value for these assets. Two separate calculations were made: a multiple of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) analysis, and a discounted net cash flow analysis. These are common valuation techniques in the chemical industry. An average of the two calculations was used, resulting in a net after tax writedown affecting these assets of $227 million. The sale of these assets is not expected to result in significant employee terminations, and as such, the writedown is not impacted by such costs.

     Total chemical sales volumes in 1998 improved 9 percent over 1997 and 2 percent over 1996, reflecting higher sales of olefins and solvents.

     Capital spending for Chemical Products was $570 million in 1998, compared with $348 million in 1997 and $582 million in 1996. Increases in capital spending in 1998 included spending on the new PDO/PTT plant at Geismar, Louisiana, to develop Corterra(R) Polymers and the Phenol 3 unit at the Deer Park, Texas plant.

     In late 1998, a transaction involving the sale and leaseback of certain chemicals manufacturing assets was completed. Under the terms of this lease, Shell Oil received approximately $550 million in proceeds that were used primarily to reduce outstanding indebtedness. The depreciation charges for the assets, as well as the interest charges on existing loans related to the assets, will be replaced by the lease rentals.

OTHER SEGMENT

                     INCOME HIGHLIGHTS                        1998   1997   1996
                     -----------------                        ----   ----   ----
Segment Net Income (Loss)...................................  $23    $(11)  $(22)
Special Items...............................................   --      --     (4)
                                                              ---    ----   ----
Adjusted Net Income (Loss)..................................  $23    $(11)  $(18)
                                                              ===    ====   ====

     The Other operating segment recorded net income of $23 million in 1998, compared with net losses of $11 million in 1997 and $22 million in 1996. The improvement in 1998 was due mainly to higher earnings from Shell Services Company. In 1997, the loss was attributable to new business venture costs and losses incurred on real estate properties held for sale. In 1996, the loss was mainly due to settlement costs associated with an exited business.

NONALLOCATED CORPORATE COSTS

                     INCOME HIGHLIGHTS                        1998    1997    1996
                     -----------------                        -----   -----   ----
Nonallocated Costs..........................................  $(107)  $ (63)  $161
Special Items...............................................      2      43    245
                                                              -----   -----   ----
Adjusted Nonallocated Costs.................................  $(109)  $(106)  $(84)
                                                              =====   =====   ====

     Corporate items not allocated to the operating segments reduced net income $107 million in 1998, $63 million in 1997, while benefiting net income $161 million in 1996.

     In 1998, special items benefited nonallocated costs $2 million. Special items in 1997 benefited $50 million from a prior year tax adjustment, offset in part by a loss of $7 million on an asset sale. In 1996, special items included gains from insurance recoveries and the benefit from prior-year tax adjustments. Excluding these effects, corporate costs increased in 1998 compared to 1997 due primarily to corporate brand initiative costs.

CAPITAL RESOURCES AND LIQUIDITY

     Cash provided by operating activities continued to be the primary source of funding for Shell Oil's capital investment program, dividends and other needs. In 1998, cash provided by operating activities totaled $2,029 million, down $1,292 million from 1997, but exceeded cash used for investing activities in 1998 by $597 million. Similarly, cash provided by operating activities in 1997 totaled $3,321 million and exceeded cash used for investing activities by $482 million. In 1996, cash provided by operating activities totaled $4,124 million and exceeded investing activities by $1,354 million. Total debt in 1998 increased $1,667 million from 1997 to $5,791 million, with the total-debt-to-total-capital ratio increasing to 33.7 percent. Cash dividends increased to $1,650 million in 1998, compared with $1,600 million in 1997 and $1,500 million in 1996.

     Cash Provided by Operating Activities -- In 1998, cash provided by operating activities amounted to $2,029 million, compared with $3,321 million in 1997 and $4,124 million in 1996. The decline in cash provided by operating activities in 1998 from both 1997 and 1996 was due largely to lower earnings.

     Cash Used for Investing Activities -- The major use of cash flows from operating activities was for capital expenditures, which amounted to $4,038 million in 1998, $3,131 million in 1997, and $3,414 million in 1996. Proceeds from property sales in 1998 totaled $1,167 million and in 1997 totaled $169 million. The decrease in net cash used for investing activities in 1998 over 1997 was primarily due to increased proceeds from property sales and a settlement resulting from the formation of equity ventures.

     Debt Obligations -- At year-end 1998, Shell Oil had increased its total debt by $1,667 million, compared with an increase of $912 million in 1997 and a decrease of $39 million in 1996. Shell Oil's ratio of total-debt-to-total-capital was 33.7 percent at the end of 1998, compared with 21.8 percent at the end of 1997 and 18.3 percent at the end of 1996. Of the total Shell Oil debt outstanding at year-end 1998, $3,314 million or 57 percent was borrowed on commercial terms from affiliated companies.

     Capital Spending -- Shell Oil's capital spending of $4,038 million in 1998 was about $900 million lower than planned at the beginning of the year, due primarily to changes in the structure of the Oil Products business which affected reporting of these expenditures. In 1998, oil and gas exploration and production activities accounted for 38 percent of total capital expenditures, compared with 70 percent in 1997 and 61 percent in 1996. Downstream gas in 1998 accounted for 45 percent of the total expenditures. These outlays were primarily in the United States. The remaining Oil Products business and Chemical Products accounted for 15 percent of total spending in 1998, compared with 29 percent in 1997 and 38 percent in 1996.

     Dividends -- Cash dividends were $1,650 million in 1998, increasing $50 million over 1997 and $150 million over 1996.

     Liquidity -- Internally generated cash, access to outside financing based on strong credit ratings, and prudent management of working capital are the essential components of Shell Oil's liquidity position. Cash and cash equivalents amounted to $322 million at year-end 1998, a decrease of $20 million from 1997 and $71 million from 1996.

     Shell Oil's strategy continues to rely mainly on internally generated cash to finance routine operating requirements and capital spending. Short-term borrowings will generally be used to fund interim working capital needs and unusual requirements. As of December 31, 1998, unused revolving credit agreements of $1,259 million were available for general corporate purposes, including support of commercial notes. The Company plans to manage the level of backup facilities consistent with its cash and cash equivalents balances. As of the end of 1998, $500 million of a $1.0 billion shelf registration remained, allowing future flexibility in the public debt markets.

     Operating working capital decreased in 1998 compared to 1997 and 1996 due primarily to the formation of the oil product alliances, offset in part by increases resulting from the acquisition of Tejas. Total working capital at the end of 1998, including financing related items, decreased $2,452 million due primarily to an increase in short term debt of $1,762 million over 1997. Shell Oil's liquidity position is stronger than indicated by these working capital levels because of relatively lower historical costs assigned to inventories under LIFO accounting procedures. The year-end inventory values included in working capital were below their current costs by $59 million at the end of 1998, $519 million in 1997 and $976 million in 1996.

     Disclosures Concerning Market Risk -- As further discussed in Note 11 of the Notes to Consolidated Financial Statements included in Item 14a, from time to time Shell Oil utilizes financial derivatives with the intention of minimizing its borrowing costs and reducing price volatility risks on certain commodities -- primarily the products Shell Oil sells (natural gas, natural gas liquids, and certain chemical products) and, to a lesser extent, the raw materials which Shell Oil purchases. Shell Oil also utilizes currency derivatives to hedge transactions in which natural gas is purchased in Canada and resold in the United States, as well as to reduce the volatility of executive compensation plans. Shell Oil also enters into derivatives transactions for trading for the purpose of earning profits. All derivative products are straightforward futures, options and swaps, with no leverage or multiplier features.

     Prior to the formation of the Equilon and Motiva joint venture alliances in the Oil Products operating segment in January, 1998 and July, 1998, respectively, Shell Oil also utilized derivative commodity instruments related to refined products. However, Shell Oil's refined product business is now a part of these equity company ventures which carry out their own risk management strategies.

     The Oil and Gas Exploration and Production operating segment is a producer of crude oil and natural gas and thus benefits when market prices rise but is harmed when such prices decline. The Downstream Gas segment purchases, processes and sells natural gas and natural gas liquids products, which are subject to similar variations in price and which produce similar impacts. The Chemical Products operating segment also produces and sells basic chemical products, the prices of which are subject to market variations.

     Shell Oil accepts the market price risk on most of the volumes which it sells. However, Shell Oil has employed commodity derivative instruments in the form of futures contracts, swaps and options to, in substance, either fix the ultimate cost of certain future purchases of natural gas and natural gas liquids or the ultimate sales prices of certain future sales of natural gas and natural gas liquids. These derivative instruments are generally for a term of less than one year and cover volumes below anticipated purchases or sales.

     Shell Oil continually evaluates the relative costs and benefits of available derivative products in the context of its business operations and existing market conditions in search of opportunities to improve business results by prudent use of such risk management products.

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

     As part of its acquisition of Tejas in January, 1998, Shell Oil acquired certain long-term debt of Tejas which carried floating rates of interest which Tejas had effectively converted to fixed rates of interest through interest rate swaps. These swaps require Shell Oil to pay fixed rates of interest on notional amounts of principal to counterparties. The counterparties, in turn, pay to Shell Oil floating rates of interest on the same notional amounts of principal. As a result of these transactions, Shell Oil's earnings and cash flows would be negatively impacted should short-term market interest rates decrease. Increases in short-term market rates would result in an improvement in earnings and cash flow to the extent the floating rates received exceeded the fixed rates paid and reduced the cost of underlying debt. In addition, decreases in long-term market interest rates would have the effect of decreasing the fair value of Shell Oil's long-term debt and other long-term, fixed rate obligations.

     During 1998 the combined effect of these transactions was a pre-tax decrease in interest expense of $9 million. The following interest rate table shows the Shell Oil swaps that were in effect and their fair value as of December 31, 1998:

                              INTEREST RATE SWAPS
--------------------------------------------------------------------------------

    NOTIONAL
   PRINCIPAL                                                                                  FAIR VALUE
  (MILLIONS OF                INTEREST                 UNDERLYING                 INTEREST   (MILLIONS OF
    DOLLARS)       MATURITY     PAID                   OBLIGATIONS                RECEIVED     DOLLARS)
  ------------     --------   --------   ---------------------------------------  --------   ------------
             235     1999     CP*        Preferred stock (6.1%)**                  6.08%        $  0.7
             250     1999     CP*        6.625% bonds                               6.1%           2.2
              55     2000     CP*        Production payment (6.45%)**               5.9%           0.4
             100     2001     CP*        Fixed coupon preferred stock               6.6%           3.6
             250     2002     CP*        6.7% bonds                                 6.3%          10.0
             594     2004     Various    Commercial Paper                          Libor         (35.0)
             173     2008     CP*        Obligation of investee (6.47%)**           6.4%           9.8
             139     2013     CP*        Obligation of investee (6.64%)**           6.6%           9.3
             153     2015     CP*        Building lease (9.8%)**                    7.1%          22.2
              85     2017     CP*        Building lease (8.4%)**                    7.1%          13.5
          ------                                                                                ------
Total  $2,034                                                                                   $ 36.7
          ======                                                                                ======

     Shell Oil uses a "Value-at-Risk" (VaR) model to determine the maximum potential five-day loss in the fair value of its derivative financial instrument positions. The quantification of market risk using VaR provides a consistent measure of risk across diverse energy markets and products. The VaR model estimates were made using a variance/co-variance model and assuming normal market conditions and a 95 percent confidence level for a five-day holding period. Shell Oil's computations are based on the interrelationship between movements in underlying products' prices and exposure to particular price indices.

     At December 31, 1998 and, on a pro forma basis assuming the acquisition of Tejas had occurred at January 1, 1997, at December 31, 1997, the estimated maximum potential five-day loss in fair value, calculated using the Shell Oil VaR model was as set forth in the following table:

                                 VALUE-AT-RISK
--------------------------------------------------------------------------------

                                                                  VALUE-AT-RISK
                                                              (MILLIONS OF DOLLARS)
                                                              ----------------------
                                                                            1997
CATEGORY                                                       1998     (PRO FORMA)
--------                                                      ------    ------------
Commodity Derivatives.......................................  $39.8        $34.2
Interest Rate Swaps.........................................   19.5         12.1
Foreign Currency Derivatives................................    0.4          6.7
Equity Swaps................................................   11.5           --
                                                              -----        -----
          Total.............................................  $71.2        $53.0
                                                              =====        =====

     The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that may be incurred by Shell Oil. The 1997 market risk disclosure has been converted from a one-day holding period to a five-day holding period using market accepted conversion methods (i.e., square root of time).

ENVIRONMENTAL MATTERS

     Shell Oil continues to make substantial capital and operating expenditures relating to the environment. Included within such expenditures are costs of compliance with federal, state and local laws, regulations and permit requirements concerning reduction of releases into air and water, disposal and handling of wastes, and corrective action and other cleanup obligations under law and by contract at operating locations, at previously owned or operated properties and at off-premises sites. Due to extensive business restructuring, particularly in Shell Oil's Oil Products and Exploration and Production segments, many previously Shell Oil owned assets are now part of joint venture companies where Shell Oil does not have a controlling interest and which are accounted for by the equity method of accounting (the "Equity Companies"). Where Equity Companies' statistics are included with Shell Oil statistics in this "Environmental Matters" section, the term "Total Shell Oil Interests" is used. Disclosures concerning the newly created Downstream Gas segment are presented separately for 1998.

     Discussions are ongoing with governmental agencies as to the scope and magnitude of present closure and post-closure Resource Conservation and Recovery Act ("RCRA") and similar state or local remediation obligations at operating locations. A number of those discussions have resulted in corrective action being required and other discussions are still continuing. Based on those discussions, Shell Oil does not currently expect that the costs of taking corrective action over time will be material to Shell Oil's consolidated financial position or operating income in any year. RCRA also imposes obligations with respect to closure of a RCRA covered facility (i.e., a facility at which certain wastes are treated, stored or disposed of) and in certain cases for a 30-year post-closure period. In 1998, pursuant to the requirements of certain federal and state laws which determine how such calculations are made, Shell Oil confirmed its ability to pay $199 million either directly or as the guarantor of specifically described obligations of certain Equity Companies (including $172 million Oil Products and $19 million Chemical Products and $8 million for accidental occurrences) for RCRA-related closure, post-closure and liability costs. A portion of Oil Products RCRA obligations relating to operating sites have been assumed by the relevant Equity Company. While the ultimate timing and amount of closure and post-closure costs as required by RCRA cannot be precisely estimated at this time, management does not currently anticipate that they will materially adversely affect Shell Oil's consolidated financial position or operating income in any year.

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

     Shell Oil has received allegations or claims under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes that it is involved at 238 sites. Approximately 138 of these sites are alleged to involve Oil Products operations, 69 Chemical Products operations and 31 E&P operations. In a number of instances, more than one business is alleged to be involved. As of December 1998, discussions or activities concerning 88 of these sites were active involving Shell Oil, other potentially responsible parties and relevant agencies or claimants; at a number of these sites, matters remain in the early investigation stages. Eighty-eight sites were considered inactive, meaning that no discussions or activity were pending or had occurred for more than one year and 62 sites were considered settled. In 1997 Shell Oil reported 235 such sites, 81 of which were active, 93 inactive and 61 settled.

     The complexities of CERCLA regulations, particularly in relation to joint and several liability and multiple cleanup options, as well as the incomplete factual data at some sites, make it impossible to predict with certainty the total cleanup costs Shell Oil will incur. However, Shell Oil believes the following to be true: at the majority of the above referenced sites, Shell Oil should have responsibility for only a small percentage share of the total cleanup costs (and other viable potentially responsible parties (PRPs) have already been identified to lessen the potential burden of joint and several liability at such sites); the CERCLA sites will be cleaned up over time and not simultaneously; and, basis its current knowledge, Shell Oil has established reserves for such sites reflecting Shell Oil's share of the probable cleanup costs. Changes to reserves are recorded as new information enables Shell Oil to better estimate the cost of cleanup at these sites. For the past several years, Shell Oil expenses in connection with CERCLA sites (including additions to reserves) have not been material and, while operating income could be significantly adversely affected in a particular period based on developments not currently anticipated, Shell Oil does not currently believe costs related to CERCLA cleanup will materially adversely affect Shell Oil's financial position.

     While certain environmental expenditures are discrete and readily identifiable, others must be reasonably estimated or allocated based on technical and financial judgments as developed over time, affecting comparisons in certain years. All estimates are stated on a before tax basis and include Shell Oil's pro rata share based on ownership percentage of costs incurred by Equity Companies. Consistent with the preceding, Shell Oil estimates that environmental capital expenditures in 1998 were about $170 million ($91 million Oil Products, $58 million Chemical Products, $19 million Exploration & Production and $3 million Downstream Gas). 1997 total expenditures were $140 million (Oil Products $95 million; Chemical Products $20 million and Exploration & Production $25 million). Environmental capital expenditures are expected to be about $135 million in 1999 and $120 million in the year 2000. Future year expenditures will relate primarily to Clean Air Act regulations relating to control of conventional and toxic emissions and additional requirements related to clean fuels. Total Shell Oil Interests' operating, maintenance and administrative costs related to environmental protection and remediation of waste disposal sites were approximately $737 million in 1998 (Oil Product's costs were $572 million, Chemical Products' $98 million, Exploration & Production's $55 million, Downstream Gas' $8 million and Corporate $4 million). Total 1997 costs were $789 million (Oil Products' costs were $588 million, Chemical Product's $133 million and Exploration & Production's $68 million). These costs do not include amounts expended or reserved for restoration and abandonment of oil and gas properties. Future capital and expense numbers will reflect not only changes in known regulations but also the ongoing effort to improve efficiency and cost effectiveness.

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

  REPORT ON YEAR 2000 ISSUES

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

     Shell Oil Year 2000 Teams have identified and analyzed the use of computer technology in the respective businesses to determine where there may be business operation issues associated with the Y2K problem. Priority in such reviews has been placed first on health, safety and environmental issues, then on areas which may materially affect third parties or revenues. These reviews necessarily included both internal uses of technology as well as key trading interfaces which might be adversely affected by third party customers', suppliers' or service providers' use of computing technology with Y2K problems.

     The Shell Oil businesses have divided their analysis of the Y2K problem into three areas: 1) business information, computing and telecommunication systems ("IT Systems"); 2) industrial automation systems ("Imbedded Technology Systems"); and 3) potential problems involving the Y2K problems of third party suppliers, customers and service providers (each a "Third Party" and together "Third Parties"). The internal portion of this analysis and inventory of potential problems has been completed in all areas believed to be associated with critical IT Systems. The inventory of IT Systems, Imbedded Technology Systems and Third Party interfaces is substantially completed and has been analyzed to determine remediation requirements. Remediation of Y2K problems in all areas in which issues have been identified is scheduled to be accomplished by the end of June 1999. Remediation is primarily handled by internal company staff, although some outside companies are involved in the remediation associated with particular systems. It is expected that analysis of interfaces with key Third Parties will continue into August of 1999 to insure appropriate coordination and, where necessary or appropriate, development of contingency plans in the event a Third Party cannot meet its commitments to Shell Oil.

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

     Costs associated with the identification, analysis and remediation of Y2K problems, including the repair or replacement of imbedded technology systems, are currently projected by the businesses at approximately $150 million. These costs are being charged to expense as incurred and do not include Y2K costs of equity companies. At December 31, 1998, approximately 60 percent of such expenditure had been committed or incurred. Funding for these efforts has been a part of the normal budgeting of current operations within each business.

     As to the Imbedded Technology Systems used in industrial automation within Shell Oil, the businesses are in the process of analyzing and testing these systems. The various Shell Oil businesses have used several approaches to the identification and analysis of the potential Y2K problem in such systems. Identification of imbedded technology issues is handled by field installation inspection in some cases and in other cases by inspection of design blueprints, with field-testing to confirm the adequacy of design information. Remediation of all problems with this technology is expected to be completed by July 1, 1999.

     Beyond the internal programs in the Shell Oil businesses, significant efforts are underway to understand the position of key Third Parties with respect to possible business interruptions due to Y2K problems in their systems. Current indications are that all of Shell Oil's major Third Party customers, suppliers and service providers are well aware of this problem and have programs underway to address it. Discussions will continue with these Third Parties during 1999 to best position Shell Oil to continue its business operations without interruption. Specific attention is being given to Third Parties that have critical relationships with Shell Oil to attempt to insure that there is not a disruption in the flow of those products or services which are essential to the ability of Shell Oil to carry on its business operations. Since Shell Oil will remain dependent on Third Party confirmations in certain areas, appropriate contingency plans will be considered where viable.

     The key objective of Shell Oil's extensive program to address the Y2K computer technology problem is the significant reduction or complete elimination of the risk to business operations. Internal audits during the first quarter of 1999 in all of Shell Oil's major business units will further validate the coverage of the Y2K remediation programs. As a contingency plan, steps will be taken to manage this issue around key dates where unanticipated Y2K problems may arise. Such plans include the positioning of skilled computer staff in the various areas of business operations to insure quick response to any unexpected Y2K problems arising due to failure to previously detect the problem or due to inadequate remediation. Shell Oil will review its current business operation contingency plans in the first half of 1999 to understand what additions may be appropriate to those plans to deal with residual risk associated with Y2K problems. This will include decisions on operating schedules and staff deployment during time periods in which Y2K-related problems are most likely to occur.

     Shell Oil realizes that its failure or the failure of critical Third Parties to identify and correct a material Y2K problem could result in an interruption in or failure of certain normal business activities or operations. While such failures could materially and adversely affect Shell Oil's operations and relationships with Third Parties, the objective of Shell Oil's Year 2000 Team is the significant reduction or complete elimination of these risks. Shell Oil expects to achieve this goal. As stated above, steps will be taken to manage this issue around key dates where the problem may arise.

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

     In addition to economic conditions and other matters discussed above affecting Shell Oil, the operations, earnings and financial condition of Shell Oil may be affected by the matters discussed in Note 16 of the Notes to Consolidated Financial Statements and Item 3. Legal Proceedings (pages 24-25), as well as by political development, litigation, and legislation, regulation and other actions taken by federal, state, local governmental entities, and by governments outside the United States.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Shell Oil faces market risk from commodity price variations, particularly in the products it sells, but also in the raw materials it purchases. It also incurs certain market risks related to interest rate variations.

     Shell Oil has attempted to hedge a portion of these risks by entering into certain derivative instruments "for purposes other than trading." Shell Oil has also entered into derivative contracts on a "for trading" basis. For further disclosure, please see additional discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disclosures Concerning Market Risk included in Item 7 (pages 34-36), and Note 11 of the Notes to Consolidated Financial Statements included in Item 14a.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Independent Accountants are included in Item 14a of this report. The Quarterly Results of Operations are reported in Note 19 of the Notes to Consolidated Financial Statements included in Item 14a. Information on Oil and Gas producing activities is included in Items 1 and 2.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     a.  CERTAIN DOCUMENTS FILED AS PART OF THIS REPORT

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   44
Consolidated Statement of Income and Earnings Reinvested for
  the years 1998, 1997 and 1996.............................   45
Consolidated Balance Sheet at December 31, 1998 and 1997....   46
Consolidated Statement of Cash Flows for the years 1998,
  1997 and 1996.............................................   47
Notes to Consolidated Financial Statements..................   48

     b.  REPORTS ON FORM 8-K

     None.

     c.  EXHIBITS*

        2.1 Asset Transfer and Liability Assumption Agreement dated as of July 1, 1998 among Shell Oil, Texaco Inc. and Saudi Arabian Oil Company for the creation of Motiva Enterprises LLC is incorporated by reference to Item 6 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

        2.2 Asset Transfer and Liability Assumption Agreement dated as of January 15, 1998 between Shell Oil and Texaco Inc. is incorporated by reference to Item 7 of the Company's Current Report on Form 8-K filed January 30, 1998.

        3. Copy of Restated Articles of Incorporation of the Registrant effective December 8, 1986 and Copy of By-Laws of the Registrant, as amended through December 8, 1986, are incorporated by reference to
            Item 14c of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

        4. The Registrant will provide to the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders of long-term debt listed in Note 10 of the Notes to Consolidated Financial Statements.

       10.  Material Contracts:

            (i) Copy of letter agreement dated January 11, 1999 between the Company and Shell Internationale Research Maatschappij, B.V. continuing for the calendar year 1999 the Agreement for Research Services dated January 1, 1960, as amended.

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

     d. FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
Equilon Enterprises, LLC Financial Statements, the
  investment in which are accounted for on the equity method
  and are filed as part of this report......................   70
Motiva Enterprises LLC Financial Statements, the investment
  in which are accounted for on the equity method and are
  filed as part of this report..............................   88

     The Company's financial statements and schedules are listed in Item 14a above. Certain schedules have been omitted because the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND
SHAREHOLDER OF SHELL OIL COMPANY

In our opinion, the consolidated financial statements listed in the index appearing under Item 14a on page 42 present fairly, in all material respects, the financial position of Shell Oil Company and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP
Houston, Texas
March 5, 1999

                       SHELL OIL COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF INCOME AND EARNINGS REINVESTED
                             (Millions of dollars)

                                                                 YEARS ENDED DECEMBER 31
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
REVENUES
     Sales and other operating revenue......................  $17,858    $32,173    $32,450
     Less: Consumer excise and sales taxes..................      824      3,905      3,627
                                                              -------    -------    -------
                                                               17,034     28,268     28,823
     Equity in income (loss) of affiliates..................   (1,823)       533        193
     Interest income........................................       89         74         88
     Other income...........................................      151         84         47
                                                              -------    -------    -------
          Total.............................................   15,451     28,959     29,151
                                                              -------    -------    -------

COSTS AND EXPENSES
     Purchased raw materials and products...................   10,723     18,440     18,355
     Operating expenses.....................................    2,667      3,560      3,773
     Selling, general and administrative expenses...........      850        974      1,012
     Exploration, including exploratory dry holes...........      353        332        319
     Research expenses......................................      153        164        136
     Depreciation, depletion, amortization and
       retirements..........................................    2,596      1,895      2,066
     Interest and discount amortization.....................      392        205        203
     Operating taxes........................................      231        362        452
                                                              -------    -------    -------
          Total.............................................   17,965     25,932     26,316
                                                              -------    -------    -------
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST.....  $(2,514)   $ 3,027    $ 2,835
     Federal and other income taxes.........................     (865)       860        763
     Minority Interest in income of subsidiaries............       78         63         51
                                                              -------    -------    -------
NET INCOME (LOSS)...........................................   (1,727)     2,104      2,021

OTHER COMPREHENSIVE INCOME
     Minimum pension liability adjustment (net of taxes)....      (29)       (22)        10
                                                              -------    -------    -------
COMPREHENSIVE INCOME (LOSS).................................  $(1,756)   $ 2,082    $ 2,031
                                                              =======    =======    =======

EARNINGS REINVESTED
     Balance at beginning of year...........................  $12,586    $12,104    $11,573
     Net Income (Loss)......................................   (1,727)     2,104      2,021
     Other Comprehensive Income (Loss)......................      (29)       (22)        10
     Dividends -- Cash......................................   (1,650)    (1,600)    (1,500)
                                                              -------    -------    -------
       Balance at end of year...............................  $ 9,180    $12,586    $12,104
                                                              =======    =======    =======

        The accompanying notes are an integral part of these statements.

                       SHELL OIL COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                (Millions of dollars, except per share amounts)

                                                               AS OF DECEMBER 31
                                                              -------------------
                                                               1998        1997
                                                              -------     -------
ASSETS
     Current Assets
          Cash and cash equivalents.........................  $   322     $   342
          Receivables and prepayments, less allowance for
           doubtful accounts................................    2,235       3,414
          Owing by related parties..........................      618         280
          Inventories of products...........................      723         974
          Inventories of materials and supplies.............      150         218
                                                              -------     -------
               Total Current Assets.........................    4,048       5,228
     Investments............................................    9,345       6,456
     Long-Term Receivables..................................      158         125
     Deferred charges and other.............................    1,548       1,025
     Property, Plant and Equipment at cost, less accumulated
      depreciation, depletion and amortization..............   11,444      16,767
                                                              -------     -------
               Total........................................  $26,543     $29,601
                                                              =======     =======

LIABILITIES AND SHAREHOLDER'S EQUITY
     Current Liabilities
          Accounts payable -- trade.........................  $ 1,490     $ 2,257
          Other payables and accruals.......................    1,406       1,281
          Income, operating and consumer taxes..............       88         186
          Owing to related parties..........................      553         303
          Short-term debt...................................    5,301       3,539
                                                              -------     -------
               Total Current Liabilities....................    8,838       7,566
     Long-Term Debt.........................................      490         585
     Deferred Income Taxes..................................    2,000       3,339
     Long-Term Liabilities..................................    2,287       2,240
     Minority Interest and Preferred Stock of
      Subsidiaries..........................................    1,542       1,079
     Shareholder's Equity
          Common stock -- 1,000 shares of $10 per share par
           value authorized and outstanding.................       --          --
          Capital in excess of par value....................    2,206       2,206
          Earnings reinvested...............................    9,180      12,586
                                                              -------     -------
               Total Shareholder's Equity...................   11,386      14,792
                                                              -------     -------
               Total........................................  $26,543     $29,601
                                                              =======     =======

        The accompanying notes are an integral part of these statements.

                       SHELL OIL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Millions of dollars)

                                                                YEARS ENDED DECEMBER 31
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)......................................  $(1,727)  $ 2,104   $ 2,021
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation, depletion, amortization and
            retirements.....................................    2,596     1,895     2,066
          Dividends from equity companies...................      578       341        78
          (Income) loss from equity companies...............    1,823      (486)     (193)
          (Increases) decreases in working capital:
               Receivables and prepayments..................      125       558      (845)
               Inventories..................................      (93)     (342)      (49)
               Payables and accruals........................      224      (548)      461
          Deferred income taxes.............................   (1,584)      110       388
          Minority interest in income of subsidiaries.......       78        63        51
          Other non-current items...........................        9      (374)      146
                                                              -------   -------   -------
               Net Cash Provided by Operating Activities....    2,029     3,321     4,124
                                                              -------   -------   -------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
     Capital expenditures...................................   (4,038)   (3,131)   (3,414)
     Proceeds from property sales and salvage...............    1,167       169       743
     Other investments and advances.........................    1,439       123       (99)
                                                              -------   -------   -------
               Net Cash Used for Investing Activities.......   (1,432)   (2,839)   (2,770)
                                                              -------   -------   -------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt...............      339       297       387
     Principal payments on long-term debt...................     (597)     (505)     (293)
     Proceeds from sales of redeemable securities of
       subsidiaries.........................................      461       215       111
     Dividends to shareholder...............................   (1,650)   (1,600)   (1,500)
     Dividends to minority interests........................      (76)      (60)      (50)
     Increase (decrease) in short-term obligations..........      906     1,120       (37)
                                                              -------   -------   -------
               Net Cash Used for Financing Activities.......     (617)     (533)   (1,382)
                                                              -------   -------   -------
NET CASH FLOWS
     Decrease in Cash and Cash Equivalents..................  $   (20)  $   (51)  $   (28)
                                                              =======   =======   =======

CASH AND CASH EQUIVALENTS
     Balance at beginning of year...........................  $   342   $   393   $   421
     Decrease in cash and cash equivalents..................      (20)      (51)      (28)
                                                              -------   -------   -------
               Balance at end of year.......................  $   322   $   342   $   393
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

     Reclassifications -- Certain 1997 and 1996 amounts have been reclassified to conform with current year presentation.

     Cash Equivalents -- Cash equivalents consist of highly liquid investments that are readily convertible into cash and have a maturity of three months or less at date of acquisition.

     Inventories -- Inventories of oils and chemicals are valued at the lower of cost, predominantly on a last-in, first-out (LIFO) basis, or market, and include certain costs directly related to the production process. Storage gas inventory is valued at the lower of cost or market at the end of each period. Natural gas is removed from inventory at weighted average cost. Materials and supplies are carried at average cost or less.

     Income Taxes -- Shell Oil utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

  Derivatives

     Interest rate swaps (not for trading). Shell Oil uses interest rate swaps to minimize its borrowing costs. Shell Oil accounts for interest rate swaps on a current basis as net decreases or increases in interest expense. Interest expense is reported in Shell Oil's results of operations as interest and discount amortization.

     Equity swaps (not for trading). Shell Oil uses equity swap derivative transactions to hedge a portion of its exposure under executive compensation plans. Shell Oil accounts for equity swaps on a current basis as net decreases or increases in compensation expense.

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

     Commodity swaps, options and futures (trading). Shell Oil enters into refined product, natural gas, natural gas liquids, crude oil and selected chemical products swaps, options and futures for the purpose of earning profits. This includes offering risk management services to these industries. All such positions are accounted for on a mark-to-market basis with unrealized gains enhancing income and losses charged against income in each business period.

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

     Depreciation, Depletion, Amortization and Retirements -- Depreciation, depletion and amortization of the capitalized cost of producing properties, both tangible and intangible, are provided on a unit of production basis. On a field basis, developed reserves are used for drilling and development costs, and total proved reserves are used for producing leasehold costs. Amortization of unproven leasehold costs from the date of acquisition is based primarily upon experience in establishing rates in order to fully amortize the cost of those leases that may be productive over the holding period. Estimated dismantlement, restoration and abandonment costs and estimated residual salvage values are taken into account in determining amortization and depreciation provisions.

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

     Goodwill -- The amortization period for goodwill is generally dependent on the nature and estimated useful life of the underlying acquired assets to which the goodwill relates, not to exceed 40 years.

     Foreign Currency Transactions -- The U.S. Dollar is the functional currency for each of Shell Oil's foreign operations. The net after-tax effects of foreign currency transactions were a gain of $1 million in 1998, a loss of $3 million in 1997, and a gain of $3 million in 1996.

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

     Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" -- In June 1998 the Financial Accounting Standards Board issued SFAS 133. This new standard is effective for fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company).

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

2. SIGNIFICANT ALLIANCES AND ACQUISITIONS

  1998 Alliances and Acquisitions

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

     Motiva Enterprises LLC. On June 22, 1998 Shell Oil, Texaco and Saudi Arabian Oil Company ("Saudi Aramco") reached agreement on the formation and operational start-up effective July 1, 1998, of Motiva Enterprises LLC ("Motiva"), a joint venture combining major elements of the three companies' eastern and Gulf Coast United States refining and marketing businesses, including assets previously held by Star Enterprise, a partnership of corporate affiliates of Texaco and Saudi Aramco. Shell Oil has 35 percent ownership of Motiva, and Texaco and Saudi Refining, Inc., a corporate affiliate of Saudi Aramco, each have 32.5 percent ownership of the company (such ownership to be subject to adjustment in the future based on the performance of the assets). Shell Oil accounts for its investment in Motiva using the equity method of accounting. Shell Oil recorded its investment in Motiva by removing from its consolidated balance sheet the values of the assets and liabilities it contributed to the joint venture, or approximately $2.2 billion and $0.5 billion, respectively, and, in turn, recording the net of these amounts, or approximately $1.7 billion as its equity investment in Motiva.

     The following summary, prepared on a pro forma basis, presents the Shell Oil results of operations for the twelve month periods ending December 31, 1997 and December 31, 1998 as if Equilon and Motiva had been formed and Tejas had been acquired on January 1, 1997:

                       SHELL OIL COMPANY AND SUBSIDIARIES
             UNAUDITED PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

                                          TWELVE MONTHS ENDED   TWELVE MONTHS ENDED
                                           DECEMBER 31, 1998     DECEMBER 31, 1997
                                          -------------------   -------------------
                                                    (millions of dollars)
Gross Revenues..........................        $11,922               $17,682
Net income..............................         (1,733)                2,011

     Other 1998 Alliances. Shell Oil contributed certain overriding royalty interests to Midstream Capital Corporation, a company in which Shell Oil controls 40 percent of the voting rights and third-party investors control 60 percent of the voting rights. Additionally in 1998, in two separate transactions, Shell Oil sold substantially all of its south Louisiana onshore properties to The Meridian Resource Corporation for cash, $135 million stated value of convertible preferred stock and 12,082,030 shares of common stock. Also in 1998, Shell Oil contributed certain carbon dioxide producing properties and related assets into a limited partnership with Kinder Morgan Energy Partners, L.
P. The impact of these additional 1998 alliances on the Shell Oil consolidated results of operations was not material and are not included in the above pro forma results of operations.

  1997 Alliances

     Altura. Altura Energy, Ltd. ("Altura") was formed and began operations in March 1997 by combining Shell Oil's exploration and producing operations located in the Permian Basin of West Texas/Southeast New Mexico with those of BP Amoco (formerly Amoco). Altura is owned approximately 36 percent by Shell Oil and 64 percent by BP Amoco. The transaction for the formation of Altura was reflected on the consolidated balance sheet of Shell Oil as a decrease in property, plant and equipment of $1,767 million and a corresponding increase in investments of $1,767 million.

     Aera. Aera Energy LLC ("Aera") was formed and began operations in June 1997 by combining the California exploration and production operations of CalResources, a subsidiary of Shell Oil, with the California exploration and production operations of Mobil Corporation ("Mobil"). Shell Oil owned 58.6 percent of Aera until November 1, 1998 when its interest was reduced to 51.8 percent due to the additional contribution of oil and gas properties by Mobil. Shell Oil does not exercise control and therefore accounts for its investment using the equity method of accounting. The transaction for the formation of Aera was reflected on the consolidated balance sheet of Shell Oil as primarily a decrease in property, plant and equipment of $2,363 million and a corresponding increase in investments of $2,363 million.

     The impact on the 1997 Shell Oil consolidated results of operations had these alliances occurred on January 1, 1997 was insignificant.

3. ASSET IMPAIRMENTS

     In 1998, Shell Oil recorded noncash writedowns totaling $3,517 million on a pretax basis. These writedowns consisted of certain equity investments in oil and gas producing ventures, certain oil and gas producing properties, certain chemical assets that are part of a planned divestiture and certain Downstream Gas assets, as further discussed below.

  Equity Investments

     Equity investments writedowns consisted of Shell Oil's investments in the Altura venture with BP Amoco, and Shell Oil's Aera venture with Mobil. These interests are accounted for under the equity method of accounting. In light of the low price environment and Shell Oil's lower long-term price outlook, it was deemed necessary to test the recoverability of its investment in these ventures. Given that these ventures' principal assets and operations relate to oil and gas properties, Shell Oil followed the methodology of Statement of Financial Accounting Standards No. 121. Altura and Aera production requires extensive use of tertiary recovery methods, that is, CO(2) injection and steam injection, respectively. These methods, while recovering reserves that would otherwise go unproduced, are expensive compared to conventional production methods. Shell Oil deemed that the carrying value of its equity investments was impaired because the underlying assets were no longer expected to recover the equity investment value through future cash flows. The lower estimated future cash flows result primarily from continued weakness in oil and gas prices judged to be permanent by management. In addition, downward reserve revisions were deemed necessary for certain oil and gas fields as a result of the lack of future economic recoverability. The prices used in performing the impairment analysis of future cash flows are Shell Oil's investment guideline prices, developed internally giving consideration to the short-term outlook of over supply and price declines and to the longer-term outlook of global demand and supply. In determining the longer-term view of sustained lower oil prices, Shell Oil believes that world economic growth rates will continue to be modest as economies in Asia and South America recover and oversupply will continue. Moreover, improvements in efficiency and recoverability will characterize the industry as a result of corporate viability and environmental pressures. Shell Oil based its long-term pricing structure on a Brent crude oil price of $14 per barrel. Shell Oil used proved and probable reserves when justified by actual drilling results and planned additional drilling. As a result of the impairment test, Shell Oil recorded a pretax noncash writedown of these assets of $2,181 million, primarily reflected as lower Equity in Income of Affiliates, impacting Shell Oil's Oil and Gas Exploration and Production segment.

  Assets Held for Sale

     Assets to be sold consisted of miscellaneous oil and gas producing properties, a natural gas pipeline system and certain chemical businesses. All of these assets held for sale were written down to estimated sales prices less costs to sell. The writedowns on a pretax basis impacted the Oil and Gas Exploration and Production segment by $272 million, Downstream Gas Segment by $755 million and the Chemical Segment by $309 million, all impacting Depreciation, Depletion and Amortization expense. All assets classified as Assets to Be Disposed of are expected to be sold before the end of 1999. Giving effect to the writedown, the aggregate carrying value of the assets held for sale was $979 million at December 31, 1998. Operating losses relating to these assets held for sale were $266 million and $74 million in 1998 and 1997, respectively, and an operating profit of $11 million in 1996.

     Oil and Gas. Assets to be disposed of consist of certain onshore and offshore oil and gas properties located in the United States. These assets were written down by $272 million pretax to either internally estimated or comparable properties' sales prices less costs to sell.

     Downstream Gas. As a result of the decision to hold for sale certain assets, Shell Oil recorded a pretax noncash writedown of assets of $755 million in the Downstream Gas segment. In the fourth quarter of 1998, Shell Oil decided to sell certain of its onshore United States natural gas pipeline and processing assets as a result of a significant downturn in business conditions during 1998 and the concurrent determination that these assets were no longer strategic to the Company. The estimated fair value of these assets was determined primarily based on a discounted cash flow analysis of expected future cash values based on Shell Oil's view of current and future business conditions. The strategic factors which Shell Oil evaluated in performing the estimated fair value analysis included continued weakness in natural gas liquids prices due to downward pressure on oil and gas prices coupled with apparent changes in natural gas demand, in part due to mild winters, increased natural gas supply in the Northeast primarily from Canada, increased natural gas demand in the West and intrastate regulatory issues. Shell Oil based its pricing structure from a Brent crude oil price of $14 per barrel. The impairment loss of $755 million is included in Depreciation, Depletion and Amortization in the Consolidated Statement of Income.

     Chemical. After a decision in the fourth quarter of 1998 regarding a significant restructuring of its chemicals portfolio, which includes the divestiture of businesses not integral to its revised portfolio strategy, the assets at certain of Shell Oil's plants were classified as held for sale. The businesses to be divested include PET, Carilon(R), Bisphenol A, elastomers, resins and versatics. Due to a lack of comparable sales data, the Company used a combination of methods to arrive at an estimated fair market value for these assets. Two separate calculations were made: a multiple of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) analysis and a discounted net cash flow analysis. These are common valuation techniques in the chemical industry. An average of the two calculations was used, resulting in a pretax writedown of $309 million.

4. EMPLOYEE SEVERANCE COSTS

     During 1998, Shell Oil recorded provisions for employee severance of approximately $115 million, affecting approximately 1,200 employees. The costs related to the severance programs are reflected on the Consolidated Statement of Income primarily as an increase in Operating Expenses. At December 31, 1998 approximately one-half of the affected employees had terminated, with most of such terminations occurring during the fourth quarter of 1998. Under the terms of the severance plans, in most instances payments to the terminated employees were deferred and will occur during 1999 and 2000; as a result, payments to terminated employees during 1998 were minimal.

     Equilon and Motiva -- In accordance with the terms of joint venture agreements related to human resource matters of the Oil Products alliances with Equilon and Motiva, employees performing duties supporting Equilon and Motiva remain employees of the respective employer companies, i.e., Shell Oil, Texaco and Star Enterprise. During 1999, such employees are expected to become employees of Equilon and Motiva. The employer companies currently bill Equilon and Motiva for the payroll related costs of these employees, including employee severance costs. Additionally, the joint venture agreements provide for Equilon and Motiva to determine the appropriate staffing levels for their businesses. To the extent those staffing needs result in the elimination of positions, affected employees are entitled to termination benefits provided for under the benefit plans of their applicable employer company. Shell Oil, Texaco and Star Enterprise, as the employer companies, are responsible for administering the payment of benefits under their respective benefit plans. Equilon and Motiva are obligated to reimburse the employer companies for all costs resulting from the elimination of positions in accordance with a formula included in the joint venture agreements.

     The formation of Equilon and Motiva is expected to result in the termination of 1,535 employees. Of this total, 869 employees had been terminated through December 31, 1998. The remaining separations will be substantially completed by mid-year 1999. In 1998 Equilon and Motiva recorded charges totaling $91 million for reimbursable severance and other benefit costs. Shell Oil's share of these charges at December 31, 1998 was $46 million and is reflected as a reduction to Equity in Income of Affiliates on the Consolidated Statement of Income. Equilon and Motiva have reimbursed the owner companies $10 million in termination benefits through December 31, 1998, and will make reimbursement for the remaining benefits in future periods in accordance with the joint venture agreements.

5. INTEREST

     Interest costs were as follows:

                                                            1998      1997      1996
                                                            ----      ----      ----
                                                             (millions of dollars)
Interest incurred.........................................  $392      $205      $203
Interest paid.............................................   379       225       207

6. TRANSACTIONS WITH RELATED PARTIES

     Shell Oil has entered into transactions with related parties including companies affiliated with the Royal Dutch/Shell Group. Such transactions were in the ordinary course of business and included the purchase, sale and transportation of crude oil and natural gas, and petroleum and chemical products. The aggregate amount of such transactions was as follows:

                                                        1998        1997        1996
                                                       ------      ------      ------
                                                           (millions of dollars)
Sales and other operating revenue....................  $3,588      $2,402      $2,216
Purchases and transportation.........................   1,918       1,843       1,260

     These amounts are commingled with other revenues and costs and the profit thereon is not accurately determinable without effort and expense disproportionate to the relative importance of such amount.

     As further discussed in Note 2 of the Notes to the Consolidated Financial Statements regarding significant alliances and acquisitions, Equilon Enterprises and Motiva Enterprises began operations on January 1 and July 1, 1998, respectively. During 1998, and included in the table above, Shell Oil's sales to Equilon and Motiva were $3,027 million, and purchases from Equilon and Motiva were $977 million. Sales to Equilon and Motiva consisted predominantly of crude oil while purchases from Equilon and Motiva were predominantly refined products and chemical feedstocks.

     Also as further discussed in Note 2 of the Notes to the Consolidated Financial Statements, in January 1998 Shell Oil acquired Tejas Gas Corporation including Tejas's interest in Coral Energy, L.P., a gas marketing enterprise. Prior to this transaction, Coral was jointly owned by Shell Oil, Shell Canada and Tejas and accounted for by Shell Oil using the equity method. During 1996 and 1997, Shell Oil marketed substantially all of its natural gas production through Coral. Shell Oil's sales to Coral in 1997 and 1996 included in the table above were $1,398 million and $1,346 million, respectively. Shell Oil's purchases from Coral in 1997 and 1996 included in the table above were $448 million and $622 million, respectively.

     The Company is also a partner in international joint ventures with affiliates of the Royal Dutch/Shell Group. Such joint ventures are engaged in the exploration for and development and production of crude oil and natural gas. The Company has also entered into arrangements with affiliated companies for the sharing of research services in petroleum technology, chemicals and other fields.

     Shell Oil supplements its short-term financing with borrowings at market rates and terms from a company affiliated with the Royal Dutch/Shell Group. At December 31, 1998 and 1997 the amounts borrowed from such affiliate were approximately $3,314 million and $2,000 million, respectively. These amounts are included in the Commercial notes amounts shown in Note 9 of the Notes to Consolidated Financial Statements. Additionally, Shell Oil holds in Investments $150 million of debt instruments having varying interest rates and maturities issued by the Deer Park Refining Limited Partnership, an equity investee of the Company.

7. INVENTORIES OF PRODUCTS

     Inventories of Products as shown on the Consolidated Balance Sheet consist primarily of natural gas, oils and chemicals. As discussed in Note
1 -- Accounting Policies, inventories of natural gas are valued at the lower of cost or market while inventories of oils and chemicals are carried predominantly on a LIFO basis. LIFO basis inventories, which represented approximately 72 percent of the total value of the inventories of products, were lower than current cost by $59 million at December 31, 1998, $519 million at December 31, 1997, and $978 million at December 31, 1996. Partial liquidations of inventories valued on a LIFO basis impaired net income by $3 million in 1998 while improving 1997 and 1996 net income by $2 million and $11 million, respectively.

8. RECEIVABLES AND PREPAYMENTS

     Receivables, prepayments and allowances for doubtful accounts as of December 31, 1998 and 1997 consisted of the following:

                                                               1998          1997
                                                              ------        ------
                                                                  (millions of
                                                                    dollars)
Trade receivables...........................................  $1,134        $2,169
Other receivables...........................................     743           789
Prepayments.................................................     360           476
                                                              ------        ------
                                                               2,237         3,434
Less: Allowance for Doubtful Accounts
     Balance beginning of year..............................      20            18
          Provision.........................................       1            21
          Transfer to equity investments in Equilon and
            Motiva..........................................     (19)           --
          Net write-offs....................................      --           (19)
                                                              ------        ------
     Balance end of year....................................       2            20
                                                              ------        ------
               Total........................................  $2,235        $3,414
                                                              ======        ======

9. SHORT-TERM DEBT

     Debt due within one year from December 31 consisted of the following:

                                                               1998           1997
                                                              -------        -------
                                                              (millions of dollars)
Commercial notes............................................  $4,139         $2,322
Bank loans..................................................      30             30
Industrial Revenue Bonds....................................     808            881
                                                              ------         ------
                                                               4,977          3,233
Current maturities of long-term debt........................     324            306
                                                              ------         ------
               Total........................................  $5,301         $3,539
                                                              ======         ======

     The weighted average interest rate on short-term debt outstanding was 5.05 percent at December 31, 1998 and 5.47 percent at December 31, 1997.

10. LONG-TERM DEBT

     Long-term debt as of December 31 consisted of the following:

                                                               1998           1997
                                                              -------        -------
                                                              (millions of dollars)
6.95% Notes Due 1998........................................  $   --         $  250
6 5/8% Notes Due 1999.......................................     250            250
6.70% Notes Due 2002........................................     250            250
Tejas Master Notes with interest rates ranging from 6.60% to
  8.34% and maturities beginning in 1999....................     196             --
Other.......................................................     118            141
                                                              ------         ------
                                                                 814            891
Less:  Amounts due within one year..........................     324            306
                                                              ------         ------
               Total........................................  $  490         $  585
                                                              ======         ======

     Shell Oil had $1,259 million of unused revolving credit agreements in place as of December 31, 1998, which were available for general corporate purposes, including support of commercial notes. None of the agreements require compensating balances. Under the agreements, interest will be based on rates in effect at the time of borrowing.

     The amounts of long-term debt maturities during each of the next five years are $324 million, $38 million, $30 million, $297 million and $21 million, respectively.

     In previous years, the Company purchased U.S. government securities and deposited them in irrevocable trusts to be used to fund the scheduled principal and interest payments on certain portions of the Company's long-term debt. Such government securities and debt were removed from the balance sheet, and at December 31, 1998, $52 million of such defeased debt remained outstanding.

11. FINANCIAL INSTRUMENTS

  Derivative Financial Instruments

     Shell Oil uses interest rate swaps to minimize its borrowing costs, and derivative commodity instruments to reduce price volatility risks on commodities as further discussed below. At December 31, 1998, the notional principal amounts of interest rate swaps outstanding were $2,034 million, all of which were classified as for "purposes other than trading" under the provisions of Statement of Financial Accounting Standards No. 119. At December 31, 1998, Shell Oil held commodity derivatives positions having notional values of $1,174 million. Of that amount, $694 million was classified as for "purposes other than trading."

     Shell Oil also enters into currency derivative instrument transactions to hedge its exposure to contractual situations where natural gas is purchased in Canadian dollars and sold in U.S. dollars. At December 31, 1998, the notional value of such hedges was $163 million, and the fair value was $(29) million. The Company also provides commodity price risk management services through its subsidiary, Coral Energy, L. P. In addition, in 1998 Shell Oil hedged certain aspects of executive compensation plans, which are tied to the price of Royal Dutch/Shell stock.

     Interest Rate Swaps. Shell Oil enters into interest rate swaps with the intent of minimizing its borrowing costs. Most of Shell Oil's long-term interest bearing liabilities reflected on its consolidated balance sheet are fixed rate instruments. Shell Oil also has other long-term obligations not reflected on its balance sheet which involve annual fixed rate payments. Shell Oil uses interest rate swaps to modify the interest rate characteristics of these obligations from fixed rates of interest to variable rates of interest, with the ultimate intent of minimizing the interest expense associated with the underlying obligations. All such interest rate swaps require the counterparty to the swap to pay to Shell Oil a fixed rate of interest on notional amounts of principal, and for Shell Oil to pay to the counterparty a variable rate of interest on the same amounts of notional principal, i.e., "fixed rate to variable rate." In all cases, Shell Oil remains obligated to pay to the holder of the underlying obligation the fixed rate owing.

     As part of its acquisition of Tejas Gas Corporation ("Tejas") in January, 1998, Shell Oil acquired certain long-term debt of Tejas which carried floating rates of interest which Tejas had effectively converted to fixed rates of interest through interest rate swaps. These swaps require Shell Oil to pay fixed rates of interest on notional amounts of principal to counterparties. The counterparties, in turn, pay to Shell Oil floating rates of interest on the same notional amounts of principal.

     Both the payment of interest to the holder of the underlying obligation and the payment of interest to the counterparty are recognized as current charges to interest expense by Shell Oil. Additionally, the receipt of the interest payment from the counterparty is recognized by Shell Oil as a current reduction of interest expense. The effect of this accounting is the current recognition of the net increase or decrease to interest expense resulting from the swap of fixed rates to variable rates or variable rates to fixed rates.

     The terms of the swaps related to the bonds and notes issued by Shell Oil, including the mechanism by which the variable or fixed interest rate paid by Shell Oil to the counterparty is determined, are indicated in the accompanying Interest Rate Swaps table. During 1998, the net effect of these transactions was that Shell Oil paid 5.96% and received 5.98% effective rates of interest. On the swaps designed to convert on a notional basis the imputed fixed interest component of the other obligations of Shell Oil as shown in the Interest Rate Swaps table to a variable rate, Shell Oil paid 5.43% and received 6.52% effective rates of interest. The combined effect of these transactions, accounted for as described above, was a net pretax decrease in interest expense of $9.0 million, $12.4 million and $11.4 million in 1998, 1997 and 1996, respectively. The fair value of these interest rate swaps was $36.7 million and $40.8 million at year-end 1998 and 1997, respectively. These values were derived from quotes from the counterparties and from a third-party of prices to "buy out" and cancel such swaps. However, assuming no default or other failure by either party to meet contractual requirements, the swaps are noncancellable until the underlying obligation expires.

     Shell Oil bears two different risks under these interest rate swaps. There is a credit risk that payment due to Shell Oil from the counterparty will not be made. In such case, Shell Oil loses any benefit of the swap differential between the rate specified under the terms of the swap and the fixed or floating rate. However, the counterparties to these contractual arrangements are major financial institutions. Shell Oil does not anticipate nonperformance by counterparties to these contracts and no material loss would be expected from such nonperformance. Shell Oil also bears the market risk that changes in interest rates may result in greater total costs than would have arisen on the obligations alone.

                              INTEREST RATE SWAPS
--------------------------------------------------------------------------------

  "NOTIONAL"
  PRINCIPAL                                                                                 FAIR VALUE
  (MILLIONS                 INTEREST                 UNDERLYING                 INTEREST   (MILLIONS OF
 OF DOLLARS)     MATURITY     PAID                   OBLIGATIONS                RECEIVED     DOLLARS)
 -----------     --------   --------                 -----------                --------   ------------
           235     1999          CP*   Preferred stock (6.1%)**                  6.08%           0.7
           250     1999          CP*   6.625% bonds                               6.1%           2.2
            55     2000          CP*   Production payment (6.45%)**               5.9%           0.4
           100     2001          CP*   Fixed coupon preferred stock               6.6%           3.6
           250     2002          CP*   6.7% bonds                                 6.3%          10.0
           594     2004      Various   Commercial Paper                          Libor         (35.0)
           173     2008          CP*   Obligation of investee (6.47%)**           6.4%           9.8
           139     2013          CP*   Obligation of investee (6.64%)**           6.6%           9.3
           153     2015          CP*   Building lease (9.8%)**                    7.1%          22.2
            85     2017          CP*   Building lease (8.4%)**                    7.1%          13.5
        ------                                                                                ------
Total $2,034                                                                                  $ 36.7
        ======                                                                                ======

---------------

 * Pay rates are negotiated based on commercial paper rates; the weighted average rate paid was 5.4%.
** Imputed interest rates.

     Derivative Commodity Instruments. Shell Oil uses derivative instruments in certain instances to reduce price volatility risk on commodities -- primarily natural gas, natural gas liquids and refined products. Generally, Shell Oil's strategy is to hedge its exposure to price variance by locking in prices for future purchases and sales. Shell Oil accounts for such commodity derivatives as hedges. Shell Oil also offers risk management services to others by the use of derivative instruments, primarily in Natural Gas, through its subsidiary, Coral Energy, L.P. Shell Oil accounts for such trading activity which is limited to straightforward futures, options and swaps instruments with no leverage or multiplier features, on a mark-to-market basis, recognizing gains or losses each business period.

     Usually, such derivatives are for terms less than one year. The exposure on commodity derivatives used as hedge instruments includes the risk that the counterparty will not pay if the market declines below the established fixed price. In such case, Shell Oil would lose the benefit of the derivative differential on the volume of the commodities covered. In any case, Shell Oil would continue to receive the market price on the actual volume hedged. Shell Oil also bears the risk that it could lose the benefit of market improvements over the fixed derivative price for the term and volume of the derivative securities (as such improvements would accrue to the benefit of the counterparty).

     During 1998, Shell Oil had a loss of $32 million in connection with commodity derivatives marked-to-market. At December 31, 1998, there were open positions covering 251 billion cubic feet of natural gas, 1 million barrels of refined products, 90 thousand barrels of natural gas liquids, 222 thousand megawatt hours of electricity and 409 million pounds of chemical products, primarily ethylene and benzene.

     At December 31, 1998 Shell Oil had open positions covering 525 billion cubic feet of natural gas for purposes other than trading primarily related to futures, swaps and options. These contracts hedge a portion of Shell Oil's natural gas pipeline transportation operations. At December 31, 1998, the unrealized gain associated with these contracts was approximately $10 million.

     Equity Swaps. In 1998 Shell Oil entered into equity swap derivative transactions to hedge a portion of its exposure under executive Compensation Plans containing phantom stock appreciation rights ("Plans") based primarily on Royal Dutch Petroleum Company stock. Under the terms of the equity swap derivative transactions, the counterparty is obligated to pay the Company the amount by which a notional number of Royal Dutch Petroleum Company shares' price increases and any dividends, which, for the Company, is off-set by a corresponding increase in the Plans' obligations. Similarly, the Company is obligated to pay the counterparty a fee and the amount by which a notional number of Royal Dutch Petroleum Company shares' price decreases, which, for the Company, is off-set against a corresponding decrease in the Plans' obligations. However, Shell Oil is exposed to the risk that a significant Royal Dutch Petroleum Company stock price decline would cause the number of phantom stock appreciation rights with grant prices below market value (in-the-money stock appreciation rights) to be materially less than the notional number of shares swapped. Should this occur, the reduction in Plan obligations would no longer match the increase in the swap obligations at an increasing rate if the stock price continued to decline. Shell Oil has the ability to reduce or close out the swaps. The notional number of shares, notional value and the fair value of these hedges at December 31, 1998 were 6 million, $287 million and $(46) million, respectively.

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

  Fair Value of Financial Instruments

     At December 31, 1998 and 1997, the estimated fair values, determined primarily by market quotes, of Shell Oil's financial instruments were as follows:

                                                   1998                     1997
                                            -------------------      -------------------
                                            CARRYING      FAIR       CARRYING      FAIR
                                             VALUE        VALUE       VALUE        VALUE
                                            --------      -----      --------      -----
                                                       (millions of dollars)
Investments...............................    $307        $304         $356        $356
Long-term debt............................     490         528          585         595
Interest rate swaps.......................      --          37           --          41
Derivative commodity instruments..........      --         (22)          --           1
Derivative currency instruments...........      --         (29)          --          --
Equity swaps..............................      --         (46)          --          --

     The reported amounts of financial instruments such as cash equivalents, marketable securities, accounts and notes receivable/payable and short-term debt approximate fair value because of their short maturities.

12. TAXES

     Operating and income taxes incurred by Shell Oil were as follows:

                                                           1998       1997      1996
                                                          -------     -----     -----
                                                             (millions of dollars)
OPERATING TAXES
     Real and personal property.........................  $    94     $ 139     $ 166
     Sales and use......................................       42        77       105
     Oil and gas production.............................       24        41        65
     Payroll............................................       47        69        75
     Franchise..........................................       18        32        33
     Import and export duties...........................        4         2         2
     Other..............................................        2         2         6
                                                          -------     -----     -----
               TOTAL....................................  $   231     $ 362     $ 452
                                                          =======     =====     =====
FEDERAL AND OTHER INCOME TAXES
     Current
          U.S. federal..................................  $   192     $ 648     $ 295
          Foreign.......................................       59        98        88
          State and local...............................       39        40        51
                                                          -------     -----     -----
                                                              290       786       434
     Deferred
          U.S. federal..................................   (1,150)       58       316
          State and other...............................       (5)       16        13
                                                          -------     -----     -----
                                                           (1,155)       74       329
                                                          -------     -----     -----
               TOTAL....................................  $  (865)    $ 860     $ 763
                                                          =======     =====     =====

     Deferred income taxes are provided for the temporary differences between the tax basis of Shell Oil's assets and liabilities and the amounts reported in the financial statements. Significant components of deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:

                                                               1998         1997
                                                              ------       ------
                                                                 (millions of
                                                                   dollars)
Deferred tax liabilities:
     Items associated with capitalized costs and
       write-offs...........................................  $2,865       $3,930
     Other..................................................     115           46
                                                              ------       ------
          Total deferred tax liabilities....................  $2,980       $3,976
                                                              ======       ======
Deferred tax assets:
     Other postretirement obligations.......................  $  381       $  326
     Environmental and other reserves.......................     452          312
     Loss carryforwards.....................................     384          345
                                                              ------       ------
          Total deferred tax assets.........................  $1,217       $  983
Valuation allowance.........................................     100          102
                                                              ------       ------
Net deferred tax assets.....................................  $1,117       $  881
                                                              ------       ------
Net deferred tax liabilities................................  $1,863       $3,095
                                                              ------       ------

     Receivables and prepayments included $137 million and $244 million of net current deferred tax assets as of December 31, 1998 and 1997, respectively.

     Total income taxes paid in the years 1998, 1997 and 1996 were $49 million, $958 million and $579 million, respectively. Total income tax expense for the years 1998, 1997 and 1996 was equivalent to effective tax rates of 34.4, 28.4 and 26.9, percent, respectively, on earnings before income taxes and minority interest of $(2,514) million, $3,027 million and $2,835 million, respectively. Reconciliation to the expected tax at the U.S. statutory rate (35 percent) is as follows:

                                                           1998       1997      1996
                                                           -----     ------     -----
                                                             (millions of dollars)
Expected tax at U.S. statutory rate......................  $(880)    $1,059     $ 992
State and foreign tax....................................     21         12        47
Prior year adjustment....................................     --        (50)     (151)
Tax credits..............................................    (50)       (82)      (96)
Benefit of tax losses....................................     --        (74)       --
Indefinitely invested earnings of equity investees.......   (100)        --        --
Goodwill amortization....................................    143         --        --
Other....................................................      1         (5)       (3)
                                                           -----     ------     -----
               TOTAL.....................................  $(865)    $  860     $ 468
                                                           =====     ======     =====

     Shell Oil has tax loss carryforwards of $1,099 million expiring as follows:
1999 ($320 million); 2002 ($204 million); 2004 through 2008 ($31 million); 2011
($120 million); 2012 ($398 million); and 2013 ($26 million).

     Shell Oil Company is included in the consolidated federal income tax return of its parent, Shell Petroleum Inc. (SPI). Federal income tax amounts are allocated among members of the consolidated tax group based on separate return calculations. At December 31, 1998, $1 million of Federal income tax was owing from SPI; at December 31, 1997 no income tax balances were owing to or from SPI. Additionally, included in the Shell Oil tax provision are the tax attributes of certain subsidiaries which are consolidated for financial reporting purposes but are deconsolidated for tax purposes.

13. INVESTMENTS

     Shell Oil's investments consist primarily of its ownership in companies accounted for using the equity method of accounting. The equity method of accounting is used for investments in entities where Shell Oil has a voting stock interest between 20 and 50 percent and in entities where Shell Oil has greater than 50 percent ownership interest but, as a result of contractual agreement or otherwise, does not exercise control. At December 31, 1998, such investments included primarily: Equilon Enterprises, LLC and Motiva Enterprises, LLC, domestic refining and refined products marketing and transportation companies; Altura Energy, Ltd. and Aera Energy, LLC, domestic oil and gas exploration and production companies; Saudi Petrochemical Company, a petrochemical company in Saudi Arabia; Shell Exploration and Production Holdings, B.V., a Dutch holding company with oil and gas producing operations in the Danish North Sea; and Deer Park Refining Limited Partnership, a domestic refining operation.

     Investments in companies accounted for using the equity method and other investments accounted for at cost are as follows:

                                                               1998          1997
                                                              ------        ------
                                                                  (millions of
                                                                    dollars)
Equilon Enterprises.........................................  $3,758        $   --
Motiva Enterprises..........................................   1,442            --
All other equity affiliates.................................   3,606         5,852
                                                              ------        ------
          Total equity affiliates...........................  $8,806        $5,852
Other affiliates, at cost...................................      26            28
Other investments...........................................     513           576
                                                              ------        ------
          Total.............................................  $9,345        $6,456
                                                              ======        ======

     Dividends received on these investments in 1998, 1997 and 1996 were $578 million, $388 million and $78 million, respectively. Undistributed earnings of these equity affiliates included in Shell Oil's retained earnings at December 31, 1998 were $94 million.

     Summarized financial information for these investments and Shell Oil's equity share thereof is as follows:

                          EQUILON   MOTIVA        OTHER AFFILIATES            SHELL OIL'S SHARE
                          -------   ------   --------------------------   -------------------------
                           1998      1998     1998      1997      1996     1998      1997     1996
                          -------   ------   -------   -------   ------   -------   ------   ------
                                                    (millions of dollars)
Current assets..........  $ 2,648   $1,435   $ 1,464   $ 2,609   $1,272   $ 2,688   $1,236   $  647
Noncurrent assets.......    7,758    5,306    13,290    12,365    6,256    12,371    5,944    2,948
Current liabilities.....    4,058    1,248     1,015     1,691    1,259     3,101      805      641
Noncurrent
  liabilities...........      382    1,665     3,015     3,366    3,439     2,135    1,544    1,593
Deferred income taxes...       --       --     1,225       425      438       633      156      160
Revenues................   22,246    5,371     3,795     8,963    5,304    16,165    4,303    2,885
Net income..............      502       78       450     1,388      452       486      599      212

     At December 31, 1998, the unamortized excess of Shell Oil's investments in Shell Exploration and Production, B.V. was $176 million, Equilon was $417 million, and Motiva was $102 million.

14.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, including, capitalized lease assets, were as follows:

                                           DECEMBER 31, 1998              DECEMBER 31, 1997
                                      ----------------------------   ----------------------------
                                       COST     RESERVE*     NET      COST     RESERVE*     NET
                                      -------   --------   -------   -------   --------   -------
                                                         (millions of dollars)
PROPERTY, PLANT AND EQUIPMENT
     Exploration and Production
       Oil and gas..................  $15,197   $ 8,696    $ 6,501   $16,251   $ 9,146    $ 7,105
       Other energy.................      120        20        100       113        13        100
     Downstream gas processing
       facilities...................    2,485       500      1,985        --        --         --
     Oil and Chemical manufacturing
       facilities...................    5,036     2,881      2,155    11,384     5,371      6,013
     Marketing facilities...........       30        14         16     3,403       905      2,498
     Transportation facilities......      552       237        315     1,288       599        689
     Other..........................      759       387        372       833       471        362
                                      -------   -------    -------   -------   -------    -------
               TOTAL................  $24,179   $12,735    $11,444   $33,272   $16,505    $16,767
                                      =======   =======    =======   =======   =======    =======

------------

* Accumulated depreciation, depletion and amortization.

15.  PENSION PLANS, OTHER POSTRETIREMENT BENEFITS, AND PROVIDENT FUND

     The Company and certain of its subsidiaries currently provide defined benefit pension plans and other postretirement benefit plans for employees. Following is a reconciliation of the changes in the plans' benefit obligations and fair values of assets during 1998 and 1997 and a statement of the funded status of these plans as of December 31 of each year. In addition, several subsidiary companies have separate defined benefit pension plans; these plans are not material and were excluded from the disclosures below.

                                                      PENSION BENEFITS    OTHER BENEFITS
                                                      -----------------   ---------------
                                                       1998      1997      1998     1997
                                                      -------   -------   ------   ------
                                                             (millions of dollars)
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at January 1................  $5,409    $4,932    $ 858    $ 776
     Service cost...................................     118       107       17       18
     Interest cost..................................     376       359       54       56
     Participant contributions......................      --        --       11       11
     Amendments.....................................     151        --       --       --
     Actuarial loss/(gain)..........................     342       334      (16)      48
     Divestitures...................................      --        --       (4)      --
     Benefits paid..................................    (337)     (323)     (55)     (51)
                                                      ------    ------    -----    -----
     Benefit obligation at December 31..............  $6,059    $5,409    $ 865    $ 858
                                                      ======    ======    =====    =====

                                                      PENSION BENEFITS    OTHER BENEFITS
                                                      -----------------   ---------------
                                                       1998      1997      1998     1997
                                                      -------   -------   ------   ------
                                                             (millions of dollars)
CHANGE IN PLAN ASSETS
     Fair value of plan assets at January 1.........  $5,980    $5,278       --       --
     Actual return on plan assets...................     732       997       --       --
     Employer contribution..........................      30        28       44       40
     Participant contributions......................      --        --       11       11
     Benefits paid..................................    (337)     (323)     (55)     (51)
                                                      ------    ------    -----    -----
     Fair value of plan assets at December 31.......  $6,405    $5,980       --       --
                                                      ======    ======    =====    =====
     Funded status at December 31...................  $  346    $  571    $(865)   $(858)
     Unrecognized (gain)/loss.......................    (165)     (258)     (78)     (90)
     Unrecognized prior service cost................     298       180      (13)     (15)
     Unrecognized transition (asset)/obligation.....      (4)      (14)      --       --
                                                      ------    ------    -----    -----
     Net amount recognized at December 31...........  $  475    $  479    $(956)   $(963)
                                                      ======    ======    =====    =====

     Following are amounts recognized in the statement of financial position as of December 31 of each year:

                                                       PENSION BENEFITS    OTHER BENEFITS
                                                       -----------------   ---------------
                                                        1998      1997      1998     1997
                                                       -------   -------   ------   ------
                                                              (millions of dollars)
Prepaid benefit cost.................................   $ 631     $ 614    $  --    $  --
Accrued benefit liability............................    (377)     (297)    (956)    (963)
Intangible asset.....................................      46        32       --       --
Accumulated other comprehensive income...............     175       130       --       --
                                                        -----     -----    -----    -----
Net amount recognized................................   $ 475     $ 479    $(956)   $(963)
                                                        =====     =====    =====    =====

     The projected benefit obligation and the accumulated benefit obligation for the unfunded pension benefit plans were $403 million and $377 million, respectively, as of December 31, 1998, and $329 million and $297 million, respectively, as of December 31, 1997.

     Following are the components of net periodic benefit cost for 1998, 1997 and 1996:

                                        PENSION BENEFITS           OTHER BENEFITS
                                     -----------------------    --------------------
                                     1998     1997     1996     1998    1997    1996
                                     -----    -----    -----    ----    ----    ----
                                                  (millions of dollars)
Service cost.......................  $ 118    $ 107    $ 114    $ 17    $ 18    $ 18
Interest cost......................    376      359      345      54      56      54
Expected return on plan assets.....   (496)    (446)    (427)     --      --      --
Amortization of prior service
  cost.............................     34       22       22      (3)     (3)     (3)
Amortization of transition
  (asset)/obligation...............    (10)     (10)     (10)     --      --      --
Recognized actuarial loss/(gain)...     12        9       21     (27)    (36)    (26)
                                     -----    -----    -----    ----    ----    ----
Net periodic benefit cost..........  $  34    $  41    $  65    $ 41    $ 35    $ 43
                                     =====    =====    =====    ====    ====    ====

     The amount included within other comprehensive income arising from a change in the additional minimum pension liability was $45 million and $33 million at December 31, 1998 and 1997, respectively.

     Unrecognized net gains or losses in the postretirement benefit plan in excess of 10% of the benefit obligation are amortized over three years.

     Following are the assumptions used in the measurement of the Company's benefit obligation and net periodic benefit cost, as of December 31, of each year:

                                          PENSION BENEFITS         OTHER BENEFITS
                                        --------------------    --------------------
                                        1998    1997    1996    1998    1997    1996
                                        ----    ----    ----    ----    ----    ----
Discount rate.........................  6.5%    7.0%    7.5%    6.5%    7.0%    7.5%
Expected return on plan assets........  9.5%    9.5%    9.5%     N/A     N/A     N/A
Rate of compensation increase.........  5.0%    5.0%    5.0%     N/A     N/A     N/A

     For measurement purposes, 6.5% is the assumed health care cost trend rate for 1999. This rate gradually declines to 5% by 2002 and remains at that level.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the retiree health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                           1-PERCENTAGE-     1-PERCENTAGE-
                                                           POINT INCREASE    POINT DECREASE
                                                           --------------    --------------
                                                                (millions of dollars)
Effect on total of service and interest cost.............       $ 11              $  9
Effect on postretirement benefit obligation..............        113               100

PROVIDENT FUND

     The Shell Provident Fund is a defined contribution plan. Costs recognized for this plan were $103 million, $102 million, and $100 million in 1998, 1997, and 1996, respectively.

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

     Since 1984, the Company has been named with others as a defendant in numerous product liability cases, including class actions, involving the failure of residential plumbing systems constructed with polybutylene plastic pipe. The Company has also been sued regarding failures in polybutylene pipe connecting users with utility water lines and polybutylene pipe used in municipal water distribution systems. The Company fabricated the resin for this pipe. Two other substantial manufacturers made the resins for the polyacetal insert fittings used in many of the residential plumbing systems (the fittings co-defendants) and are also defendants in those cases. The Company and the fittings co-defendants have agreed on a mechanism to fund the payment of most of the residential plumbing claims in the United States as the result of two class action settlements (the "class action settlement"). The class action settlement provides for the creation of an entity to receive and handle claims and for a $950 million fund to pay such claims, which claims may be filed until 2009, depending on various factors. If the settlement funds are exhausted, additional funds may be provided by the defendants, or claimants who have not received their full benefits under the class action settlements may seek their remedy in a new court proceeding at that time. One fittings co-defendant has agreed to fund 10% of all acetal fittings costs related to the class action settlement; the Company and the other fittings co-defendant have agreed to arbitration to determine how the remaining acetyl fittings portion of the costs will be shared between them. Additionally, claims continue to be filed involving alleged problems with polybutylene pipe used in municipal water distribution systems. The Company will continue to defend these matters vigorously but it cannot currently predict when or how polybutylene related matters will finally be resolved.

     In an October 1997 decision by the United States District Court in Delaware, certain income tax credits recorded by Shell Oil in previous years arising out of production of oil from tar sands were denied because the Court determined that Shell Oil used the wrong definition of tar sands production to calculate the same. Shell Oil believes that the District Court decision was incorrect and appealed the decision to the Third Circuit in September, 1998. Shell Oil also believes that many of its tar sands tax credits are validly claimed under the alternative definition asserted by the government in the District Court case.

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

17. LEASES AND OTHER COMMITMENTS

     Shell Oil conducts a portion of its operations using leased facilities, including a new five year lease transaction completed in late 1998. This new transaction, accounted for as an operating lease, involved the sale and leaseback of certain chemicals manufacturing assets located at the Geismar, Belpre and Deer Park chemical plants. Under the terms of this lease, Shell Oil received approximately $550 million in proceeds that were used primarily to reduce outstanding indebtedness. There was a loss of $2 million associated with this transaction. The lease requires Shell Oil to pay customary operating and repair expenses. The lease contains purchase options and renewal options for up to two additional years. The lease provisions also permit the return of the leased equipment at lease termination whereupon Shell Oil is obligated to attempt to sell the equipment on a best efforts basis and has guaranteed the residual value up to $462 million. The depreciation charges for the assets, as well as the interest charges on outstanding indebtedness repaid with the proceeds of the sale, will be replaced by the lease rentals. As a result of the decision to exit certain chemical businesses, Shell Oil may need to substitute other assets for assets currently under this lease to allow for their sale. Alternatively, Shell Oil could repurchase certain assets and thereby elect to have fewer assets covered by this lease.

     Including the above transaction, future minimum payments under operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1998:

                                                               OPERATING
                                                                LEASES
                                                               ---------
                                                               (millions
                                                                  of
                                                               dollars)
1999........................................................    $  447
2000........................................................       481
2001........................................................       394
2002........................................................       238
2003........................................................       191
Thereafter..................................................       650
                                                                ------
          Total minimum lease payments......................    $2,401
                                                                ======

     The composition of total rental expense for all operating leases, except those with terms of a month or less that were not renewed, was as follows:

                                                              1998          1997          1996
                                                            --------      --------      --------
                                                                   (millions of dollars)
Minimum rentals...........................................    $178          $286          $345
Contingent rentals
  (Generally based on sales volumes)......................       1             3             2
Less: sublease rentals....................................     (14)          (36)          (36)
                                                              ----          ----          ----
          Total...........................................    $165          $253          $311
                                                              ====          ====          ====

     Under long-term agreements with an offshore port Shell Oil may be required to advance funds in the event such companies are unable to meet their financial obligations. Also, at December 31, 1998, Shell Oil had commitments related to agreements for the future purchase of materials and services, and for the acquisition and construction of facilities, all made in the normal course of business. All such commitments and guarantees are expected to be fulfilled with no adverse consequences material to Shell Oil's operations or financial condition.

18.  OPERATING SEGMENTS INFORMATION

     Segment information has been prepared in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 defines "operating segments" to be those components of a business about which separate financial information is available that is regularly evaluated by management in deciding how to allocate resources and in assessing performance. SFAS No. 131 further requires that the segment information presented be consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The adoption by Shell Oil of SFAS No. 131 did not result in a change in the reportable segments; however, the previously reported net income for each segment has been restated primarily to reflect the allocation to the segments of interest income and interest expense previously reported as "Nonallocated Items."

     Shell Oil's business activities are conducted predominantly through four major business segments -- Oil and Gas Exploration and Production, Downstream Gas, Oil Products and Chemical Products. These segments were determined based primarily upon the differing production processes and the differing nature of the products produced and sold by the segments. Segment performance is evaluated based primarily on stand alone segment net income. The accounting policies of the operating segments are the same as those described in Note 1 -- "Accounting Policies" in the Notes to Consolidated Financial Statements. Intersegment sales were made at prices approximating current market value.

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

          Downstream Gas, a new Shell Oil business segment established in 1998, is primarily engaged in the transportation and processing of natural gas, and in the marketing of natural gas and other energy products including related financial risk products to industrial and commercial customers. Natural gas processing and transportation activities are conducted primarily in the major natural gas producing areas of Oklahoma, Texas and Louisiana and in the Gulf of Mexico. Natural gas and other energy marketing activities are conducted throughout the United States and in Canada.

          Oil Products consists predominantly of Shell Oil's ownership share of companies engaged in the transportation, refining and marketing of crude oil and petroleum products, including: Equilon Enterprises LLC (Shell Oil interest -- 56 percent), Motiva Enterprises LLC (Shell Oil interest -- 35 percent), and the Deer Park Refining Limited Partnership (Shell Oil interest -- 50 percent). Shell Oil accounts for its investment in each of these companies using the equity method of accounting. Activities of these companies are conducted principally in the United States.

          Chemical Products is a major producer primarily in the United States of olefins, aromatics, phenol, detergent alcohols, ethylene oxide and derivatives, thermoplastic elastomers, epoxy and specialty resins, oxygenated and hydrocarbon solvents and polyester resins. In late 1998, Shell Oil announced a significant restructuring of its chemicals portfolio, which includes the planned divestiture of businesses not integral to its revised portfolio strategy. The businesses that were announced to constitute the future portfolio were lower olefins, aromatics, solvents, ethylene oxide/glycol and derivatives, phenol, higher olefins and derivatives, propanediol (PDO), styrene monomer, propylene oxide and urethane chemicals, as well as ventures in polyethylene, polypropylene, additives and catalysts. These basic chemical products are used in many consumer and industrial products and processes. They are sold primarily to industrial markets in the United States; approximately 15 percent of chemical volumes are sold outside the United States. In addition, petrochemicals are manufactured by a joint venture with Saudi Basic Industries Corporation and sold in worldwide markets. Catalysts are manufactured and sold through joint ventures with affiliates and other parties.

     In addition to these four major business segments, the All Other segment consists primarily of a subsidiary of Shell Oil which provides business services and infrastructure support to the operating business segments of Shell Oil. The revenues of this segment are predominantly intersegment; however this subsidiary has begun marketing its services to external customers and a small but growing portion of its revenues are being generated from third party customers.

     Operating segments information for the years 1998, 1997 and 1996 is presented below.

1998

                                                   DOWNSTREAM     OIL      CHEMICAL               NONALLOCATED
                                     OIL AND GAS      GAS       PRODUCTS   PRODUCTS   ALL OTHER      ITEMS        TOTAL
                                     -----------   ----------   --------   --------   ---------   ------------   -------
                                                                    (millions of dollars)
Sales and other operating revenue
  (including intersegment).........    $ 3,504       $6,808     $ 4,193    $ 5,351      $ 584        $  107      $20,547
Less: Intersegment sales and
  revenues.........................     (1,333)         (78)       (441)    (1,110)      (509)          (42)      (3,513)
                                       -------       ------     -------    -------      -----        ------      -------
Total sales and other operating
  revenue from external
  customers........................    $ 2,171       $6,730     $ 3,752    $ 4,241      $  75        $   65      $17,034
  International revenues (included
    in total)......................    $   332       $  897     $    --    $   383      $  --        $   --      $ 1,612
Equity in income (loss) of
  affiliates accounted for by the
  equity method....................    $(2,126)      $   52     $   292    $   (43)     $   4        $   (2)     $(1,823)
Interest income....................         31            5          51          2         --            --           89
Interest expense...................        119          152          77         32         --            12          392
Depreciation, amortization, etc....        999          857          73        641         23             3        2,596
Income tax expense (benefit).......       (671)        (217)        124        (82)        17           (36)        (865)
Segment net income (loss)..........     (1,166)        (703)        169         57         23          (107)      (1,727)
Investment in equity method
  investees........................      2,353          390       5,207        853         --             3        8,806
Segment assets.....................     10,106        4,307       5,970      4,608        342         1,210       26,543
Segment capital expenditures.......      1,565        1,807          48        570         35            13        4,038

1997

                                                   DOWNSTREAM     OIL      CHEMICAL               NONALLOCATED
                                     OIL AND GAS      GAS       PRODUCTS   PRODUCTS   ALL OTHER      ITEMS        TOTAL
                                     -----------   ----------   --------   --------   ---------   ------------   -------
                                                                    (millions of dollars)
Sales and other operating revenue
  (including intersegment).........    $ 6,252       $   --     $22,236    $ 5,789      $ 544        $    7      $34,828
Less: Intersegment sales and
  revenues.........................     (2,865)          --      (2,171)    (1,064)      (460)           --       (6,560)
                                       -------       ------     -------    -------      -----        ------      -------
Total sales and other operating
  revenue from external
  customers........................    $ 3,387       $   --     $20,065    $ 4,725      $  84        $    7      $28,268
  International revenues (included
    in total)......................    $   479                  $    73    $   414                               $   966
Equity in income of affiliates
  accounted for by the equity
  method...........................    $   391       $   --     $    85    $    55      $   2        $   --      $   533
Interest income....................         32           --          34          3          5            --           74
Interest expense...................        105           --          76         24         --            --          205
Depreciation, amortization, etc....      1,147           --         438        270         36             4        1,895
Income tax expense (benefit).......        566           --         118        238         10           (72)         860
Segment net income (loss)..........      1,327           --         410        441        (11)          (63)       2,104
Investment in equity method
  investees........................      4,774           --         312        766         --            --        5,852
Segment assets.....................     13,123           --       9,277      5,342        211         1,648       29,601
Segment capital expenditures.......      2,182           --         554        348         43             4        3,131

1996

                                                   DOWNSTREAM     OIL      CHEMICAL               NONALLOCATED
                                     OIL AND GAS      GAS       PRODUCTS   PRODUCTS   ALL OTHER      ITEMS        TOTAL
                                     -----------   ----------   --------   --------   ---------   ------------   -------
                                                                    (millions of dollars)
Sales and other operating revenue
  (including intersegment).........    $ 6,864       $   --     $22,944    $ 5,083      $ 379        $   (1)     $35,269
Less: Intersegment sales and
  revenues.........................     (3,344)          --      (1,989)      (778)      (335)           --       (6,446)
                                       -------       ------     -------    -------      -----        ------      -------
Total sales and other operating
  revenue from external
  customers........................    $ 3,520       $   --     $20,955    $ 4,305      $  44        $   (1)     $28,823
  International revenues (included
    in total)......................    $   545       $   --     $   213    $   363                               $ 1,121
Equity in income of affiliates
  accounted for by the equity
  method...........................    $   123       $   --     $    13    $    57      $  --        $   --      $   193
Interest income....................         47           --          25          4         12            --           88
Interest expense...................        101           --          83         19         --            --          203
Depreciation, amortization, etc....      1,375           --         391        271         23             6        2,066
Income tax expense (benefit).......        541           --         171         71         (4)          (16)         763
Segment net income (loss)..........      1,315           --         336        231        (22)          161        2,021
Investment in equity method
  investees........................        454           --         221        728         --            --        1,403
Segment assets.....................     12,557           --       9,326      5,089        226         1,511       28,709
Segment capital expenditures.......      2,053           --         726        582         49             4        3,414

19. QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

                                                   1998                                        1997
                                 -----------------------------------------   -----------------------------------------
                                  FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND     THIRD      FOURTH
                                 --------   --------   --------   --------   --------   --------   --------   --------
                                                                 (millions of dollars)
     Sales and other operating
       revenue.................   $4,648     $4,816     $3,665    $ 3,905     $7,477     $6,920     $6,945     $6,927
     Revenues, less purchased
       raw materials and
       products, and operating
       expenses................    1,183      1,361      1,036     (1,520)     1,770      1,739      1,705      1,748
     Income before income taxes
       and minority interest...      309        499        481     (3,803)       785        718        769        756
     Net income (loss).........   $  172     $  316     $  258    $(2,473)    $  517     $  531     $  479     $  577

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 1999.

                                          SHELL OIL COMPANY
                                            (Registrant)

                                          By       /s/  JACK E. LITTLE
                                            ------------------------------------
                                                (Jack E. Little, President)

                            ------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 1999 by the following persons on behalf of the Registrant in the capacities indicated.

                      SIGNATURE                                        TITLE
                      ---------                                        -----

                 /s/ JACK E. LITTLE                           President and Director
-----------------------------------------------------      (Principal Executive Officer)
                  (Jack E. Little)

                    /s/ D. GARDY                              Vice President Finance
-----------------------------------------------------      (Principal Financial Officer)
                     (D. Gardy)

                  /s/ N. J. CARUSO                        Controller and General Auditor
-----------------------------------------------------     (Principal Accounting Officer)
                   (N. J. Caruso)

               /s/ JOSEPH E. ANTONINI*                               Director
-----------------------------------------------------
                (Joseph E. Antonini)

                /s/ RAND V. ARASKOG*                                 Director
-----------------------------------------------------
                  (Rand V. Araskog)

               /s/ ROBERT F. DANIELL*                                Director
-----------------------------------------------------
                 (Robert F. Daniell)

               /s/ VILMA S. MARTINEZ*                                Director
-----------------------------------------------------
                 (Vilma S. Martinez)

                /s/ STEVE L. MILLER*                                 Director
-----------------------------------------------------
                  (Steve L. Miller)

               /s/ MARK MOODY-STUART*                                Director
-----------------------------------------------------
                 (Mark Moody-Stuart)

                /s/ HAROLD A. POLING*                            Emeritus Director
-----------------------------------------------------
                 (Harold A. Poling)

                                             (Signatures continued on next page)

(Signatures continued from preceding page)

                      SIGNATURE                                        TITLE
                      ---------                                        -----

               /s/ GORDON R. SULLIVAN*                               Director
-----------------------------------------------------
                (Gordon R. Sullivan)

               /s/ JOHN F. WOODHOUSE*                                Director
-----------------------------------------------------
                 (John F. Woodhouse)

             * By: /s/ JACK B. EDRINGTON
      -----------------------------------------------
                  Jack B. Edrington
                  Attorney-in-Fact

                            EQUILON ENTERPRISES LLC

                       CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

                                     INDEX

                                                              PAGE
                                                              ----

Report of Management........................................   71
Report of Independent Accountants...........................   72
Statement of Consolidated Income............................   73
Consolidated Balance Sheets.................................   74
Statement of Consolidated Cash Flows........................   75
Statement of Owners' Equity.................................   76
Notes to the Consolidated Financial Statements..............   77

                            EQUILON ENTERPRISES LLC

                              REPORT OF MANAGEMENT

     The management of Equilon Enterprises LLC ("Equilon") is responsible for preparing the consolidated financial statements of Equilon in accordance with generally accepted accounting principles. In doing so, management must make estimates and judgements when the outcome of events and transactions is not certain.

     In preparing these financial statements from the accounting records, management relies on an effective internal control system in meeting its responsibility. This system of internal controls provides reasonable assurance that assets are safeguarded and that the financial records are accurately and objectively maintained. Equilon's internal auditors conduct regular and extensive internal audits throughout the company. During these audits they review and report on the effectiveness of the internal controls and make recommendations for improvement.

     The independent accounting firms of PricewaterhouseCoopers LLP and Arthur Andersen LLP are engaged to provide an objective, independent audit of Equilon's financial statements. Their accompanying report is based on an audit conducted in accordance with generally accepted auditing standards, which includes a review and evaluation of the effectiveness of the company's internal controls. This review establishes a basis for their reliance thereon in determining the nature, timing and scope of their audit.

     The Audit Committee of the Board of Directors is comprised of four, non-employee directors who review and evaluate Equilon's accounting policies and reporting, internal controls, internal audit program and other matters as deemed appropriate. The Audit Committee also reviews the performance of PricewaterhouseCoopers LLP and Arthur Andersen LLP and evaluates their independence and professional competence, as well as the results and scope of their audit.

James M. Morgan                        David C. Crikelair        David C. Cable
President and Chief Executive Officer  Chief Financial Officer   Controller

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF EQUILON ENTERPRISES LLC:

     We have audited the accompanying consolidated balance sheets of Equilon Enterprises LLC ("Equilon") and its subsidiaries as of December 31, 1998 and January 1, 1998, and the related statements of consolidated income, owners' equity, and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of Equilon's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equilon Enterprises LLC and its subsidiaries as of December 31, 1998, and January 1, 1998 and the results of their operations and their cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

PRICEWATERHOUSECOOPERS LLP                     ARTHUR ANDERSEN LLP
Houston, Texas                                 Houston, Texas
March 5, 1999                                  March 5, 1999

                            EQUILON ENTERPRISES LLC

                        STATEMENT OF CONSOLIDATED INCOME
                      For the year ended December 31, 1998
                             (Millions of dollars)

REVENUES
  Sales and services........................................  $21,835
  Equity in income of affiliates, interest, asset sales and
     other..................................................      411
                                                              -------
          Total revenues....................................   22,246
                                                              -------
COSTS AND EXPENSES
  Purchases and other costs.................................   17,540
  Operating expenses........................................    2,274
  Selling, general and administrative expenses..............    1,251
  Depreciation and amortization.............................      543
  Interest expense..........................................      134
  Minority interest.........................................        2
                                                              -------
          Total costs and expenses..........................   21,744
                                                              -------
NET INCOME..................................................  $   502
                                                              =======

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

                            EQUILON ENTERPRISES LLC

                          CONSOLIDATED BALANCE SHEETS
                             (Millions of dollars)

                                                              DECEMBER 31,   JANUARY 1,
                                                                  1998          1998
                                                              ------------   ----------
ASSETS
  Current Assets
     Cash and cash equivalents..............................    $    11       $     1
     Accounts and notes receivable (less allowance for
      doubtful accounts of $14 million at December 31 and
      January 1)............................................      1,672         1,652
     Accounts receivable from affiliates....................        157            --
     Inventories............................................        699           737
     Other current assets...................................        109            78
                                                                -------       -------
          Total current assets..............................      2,648         2,468
  Investments and Advances..................................        467           572
  Property, Plant and Equipment, net........................      7,052         6,977
  Deferred Charges and other noncurrent assets..............        239           220
                                                                -------       -------
          Total Assets......................................    $10,406       $10,237
                                                                =======       =======

LIABILITIES AND OWNERS' EQUITY
  Current Liabilities
     Notes payable, commercial paper, and current portion of
      long term debt........................................    $ 2,155       $   317
     Accounts payable -- trade..............................        696         1,229
     Accounts payable to owners.............................        563           256
     Accrued liabilities and other payables.................        644           398
     Formation payable to owners............................         --         1,613
                                                                -------       -------
          Total current liabilities.........................      4,058         3,813
  Long-term Debt and Capital Lease Obligations..............        160           162
  Long-term Liabilities, Deferred Credits, and Minority
     Interest...............................................        222           140
                                                                -------       -------
          Total Liabilities.................................      4,440         4,115
  OWNERS' EQUITY............................................      5,966         6,122
                                                                -------       -------
          Total Liabilities and Owners' Equity..............    $10,406       $10,237
                                                                =======       =======

        The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                            EQUILON ENTERPRISES LLC

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                      For the year ended December 31, 1998
                             (Millions of dollars)

OPERATING ACTIVITIES:
  Net Income................................................   $   502
  Reconciliation to net cash provided by operating
     activities
     Depreciation and amortization..........................       543
     Dividends from affiliates less than equity in income...       (41)
     Gains on asset sales...................................      (118)
     Changes in working capital
       Accounts and notes receivable........................       (20)
       Accounts receivable from affiliates..................      (157)
       Inventories..........................................        26
       Accounts payable -- trade............................      (533)
       Accounts payable to owners...........................       307
       Accrued liabilities and other payables...............       246
     Other -- net...........................................       (29)
                                                               -------
     Net cash provided by operating activities..............       726
INVESTING ACTIVITIES:
  Capital expenditures......................................      (651)
  Proceeds from asset sales.................................       409
                                                               -------
     Net cash used in investing activities..................      (242)
FINANCING ACTIVITIES:
  Repayments of borrowings having original terms in excess
     of three months........................................        (9)
  Repayment of formation costs..............................    (1,613)
  Net increase in other short-term borrowings...............     1,846
  Distributions paid to owners..............................      (698)
                                                               -------
     Net cash used in financing activities..................      (474)
CASH AND CASH EQUIVALENTS:
  Increase in cash during year..............................        10
  Balance at beginning of year..............................         1
                                                               -------
  Balance at end of year....................................   $    11
                                                               =======

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

                            EQUILON ENTERPRISES LLC
                          STATEMENT OF OWNERS' EQUITY
                             (Millions of dollars)

Owners' Equity balance at January 1, 1998...................   $6,122
Net Income..................................................      502
Distributions paid..........................................     (698)
Contribution adjustment.....................................       40
                                                               ------
Owners' Equity balance at December 31, 1998.................   $5,966
                                                               ======

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

                            EQUILON ENTERPRISES LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION

     Equilon Enterprises LLC ("Equilon") is a joint venture combining the major elements of Shell Oil Company ("Shell") and Texaco Inc.'s ("Texaco") Western and Midwestern U.S. refining and marketing businesses and their nationwide trading, transportation and lubricants businesses. Equilon is a limited liability company organized by Shell and Texaco effective January 1, 1998 under the Delaware Limited Liability Act, with equity interests of 56 percent and 44 percent, respectively. Despite the foregoing ownership interests, Shell and Texaco jointly control Equilon to the extent that many significant governance decisions require unanimous approval.

     A second joint venture company, Motiva Enterprises LLC ("Motiva"), was formed on July 1, 1998, combining the major elements of the Eastern and Gulf Coast U.S. refining and marketing businesses of Shell, Texaco and Saudi Refining, Inc. ("SRI"). Equiva Trading Company and Equiva Services LLC were also formed on July 1, 1998. Equiva Trading Company, a general partnership owned by Equilon and Motiva, functions as the trading unit for both Equilon and Motiva. Equiva Services LLC provides common financial, administrative, technical and other operational support to both companies.

     Equilon manufactures, distributes and markets petroleum products under both the Shell and Texaco brands through wholesalers and its network of company owned and contract operated service stations. Products are manufactured at six refineries located in Puget Sound, Washington; Bakersfield, Los Angeles, and Martinez, California; Wood River, Illinois, and El Dorado, Kansas.

     Under the terms of consent agreements with the Federal Trade Commission and certain state governments, Equilon was to divest itself of Shell's Anacortes, Washington refinery, certain marketing assets in southern California and Hawaii, and certain terminal and pipeline interests. With the exception of certain assets in Hawaii, these actions were substantially complete by year-end 1998.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENTS

     The accompanying financial statements are presented using Shell and Texaco's historical basis of the assets and liabilities contributed to Equilon on January 1, 1998. The consolidated financial statements generally include the accounts of Equilon and subsidiaries in which Equilon directly or indirectly owns more than a 50 percent voting interest. Entities where Equilon has greater than 50 percent ownership but, as a result of contractual agreement or otherwise, does not exercise control, are accounted for using the equity method. Other investments are carried at cost. Equiva Services LLC and Equiva Trading Company are consolidated based on Equilon's specifically identified interest in their cost of services and trading activities. Intercompany accounts and transactions are eliminated.

USE OF ESTIMATES

     These financial statements were prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of assets, environmental remediation, litigation, claims and assessments. Amounts are recognized when it is probable that an asset has been impaired or a liability has been incurred and the cost can be reasonably estimated. Actual results could differ from those estimates.

                            EQUILON ENTERPRISES LLC

NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". For Equilon, SFAS No. 133 will be adopted January 1, 2000. Equilon has not yet determined the impact that the adoption of SFAS No. 133 in year 2000 will have on its earnings or statement of financial position.

REVENUES

     Revenues for refined products and crude oil sales are recognized at the point of passage of title specified in the contract. Revenues on forward sales where cash has been received are recorded to deferred income until the passage of title during delivery.

CASH EQUIVALENTS

     Highly liquid investments with maturity when purchased of three months or less are considered to be cash equivalents.

INVENTORIES

     Inventories are valued at the lower of cost or market. Hydrocarbon inventory cost is determined on the last-in, first-out (LIFO) method. The cost of other merchandise inventories is determined on the first-in, first-out (FIFO) method. Average cost is utilized for inventories of materials and supplies.

INVESTMENTS AND ADVANCES

     The equity method of accounting is generally used for investments in certain affiliates owned 50 percent or less, including corporate joint ventures, limited liability companies and partnerships. Under this method, equity in pre-tax income or losses of limited liability companies and partnerships, and the net income or losses of corporate joint-venture companies is reflected in revenue, rather than when realized through dividends or distributions.

     The cost method is used to account for Equilon's interest in the net income of affiliates with an ownership interest of less than twenty percent. Income from these investments is realized through dividends.

PROPERTY, PLANT AND EQUIPMENT

     Depreciation of property, plant and equipment is generally provided on composite groups, using the straight-line method, with depreciation rates based upon the estimated useful lives of the groups.

     Under the composite depreciation method, the cost of partial retirements of a group is charged to accumulated depreciation. However, when there is a disposition of a complete group, or when the retirement is due to an extraordinary loss, the cost and related depreciation are retired, and any gain or loss is reflected in income.

     Capitalized leases are amortized over the estimated useful life of the asset or the lease term, as appropriate, using the straight-line method.

     All maintenance and repairs, including major refinery maintenance, are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the life of the properties are capitalized. Interest incurred during the construction period of major additions is capitalized.

     The evaluation of impairment for property, plant and equipment is based on comparisons of carrying values against undiscounted future net pre-tax cash flows. If an impairment is identified, the asset's carrying

                            EQUILON ENTERPRISES LLC
amount is adjusted to fair value. Assets to be disposed of are generally valued at the lower of net book value or fair value less cost to sell.

DERIVATIVES

     Equilon, through its affiliate, Equiva Trading Company, utilizes futures, options and swaps to hedge the effects of fluctuations in the prices of crude oil and refined products. Equiva Trading Company also conducts petroleum-related commodity trading activities, the results of which are marked to market, with gains and losses recorded in operating revenue.

FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of long-term debt is disclosed in Note 8 to the financial statements. The carrying amount of long-term debt with variable rates of interest approximates fair value at both January 1, and December 31, 1998, because borrowing terms equivalent to the stated rates were available in the marketplace. Fair value for long-term debt with a fixed rate of interest is determined based on discounted cash flows using estimated prevailing interest rates.

     Other financial instruments are included in current assets and liabilities on the balance sheets and approximate fair value because of the short maturity of such instruments. These include cash, short-term investments, notes and accounts receivable, accounts payable and short-term debt.

CONTINGENCIES

     Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the company, but which will be resolved only when one or more future events occur or fail to occur. Equilon's management and legal counsel assess such contingent liabilities. The assessment of loss contingencies necessarily involves an exercise of judgement and is a matter of opinion. In assessing loss contingencies related to legal proceedings that are pending against the company or unasserted claims that may result in such proceedings, Equilon's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

     If the assessment of a contingency indicates that it is probable that a material liability had been incurred and the amount of the loss can be estimated, then the estimated liability would be accrued in the company's financial statements. If the assessment indicates that a potentially material liability is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

ENVIRONMENTAL EXPENDITURES

     Equilon accrues for environmental remediation liabilities when it is probable that such liabilities exist, based on past events or known conditions, and the amount of such liability can be reasonably estimated. If Equilon can only estimate a range of probable liabilities, the minimum future undiscounted expenditure necessary to satisfy Equilon's future obligation is accrued.

     For each potential liability, Equilon determines the appropriate liability amount considering all of the available data, including technical evaluations of the currently available facts, interpretation of existing laws and regulations, prior experience with similar sites and the estimated reliability of financial projections.

                            EQUILON ENTERPRISES LLC

     Equilon adjusts the environmental liabilities, as required, based on the latest experience with similar sites, changes in environmental laws and regulations or their interpretation, development of new technology or new information related to the extent of Equilon's obligation.

     Other environmental expenditures, principally maintenance or preventive in nature, are expensed or capitalized as appropriate.

NOTE 3 -- INTEREST COSTS

     Interest costs were as follows:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                                      1998
                                                               ------------------
                                                                  (millions of
                                                                    dollars)
Interest incurred...........................................          $134
Interest paid...............................................            95

NOTE 4 -- INVENTORIES

                                                                        AS OF
                                                              -------------------------
                                                              DECEMBER 31,   JANUARY 1,
                                                                  1998          1998
                                                              ------------   ----------
                                                                (millions of dollars)
Crude oil...................................................      $292          $304
Petroleum products..........................................       304           325
Other merchandise...........................................        17            13
Materials and supplies......................................        86            95
                                                                  ----          ----
          Total.............................................      $699          $737
                                                                  ====          ====

     The excess of estimated market value over the book value of inventories carried at cost on the LIFO basis of accounting was approximately $353 million at January 1, 1998 and $135 million at December 31, 1998.

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, including capitalized lease assets, were as follows:

                                                                          AS OF
                                                           -----------------------------------
                                                             DECEMBER 31,        JANUARY 1,
                                                                 1998               1998
                                                           ----------------   ----------------
                                                            GROSS     NET      GROSS     NET
                                                           -------   ------   -------   ------
                                                                  (millions of dollars)
Manufacturing............................................  $ 7,106   $3,847   $ 6,962   $3,995
Marketing................................................    2,757    2,032     2,599    2,052
Transportation...........................................    2,098    1,051     1,970      881
Other....................................................      181      122       115       49
                                                           -------   ------   -------   ------
          Total..........................................  $12,142   $7,052   $11,646   $6,977
                                                           =======   ======   =======   ======
Capital lease amounts included above.....................  $    65   $   20   $    66   $   23
                                                           =======   ======   =======   ======

                            EQUILON ENTERPRISES LLC

     Accumulated depreciation and amortization totaled $4,669 million at January 1, 1998 and $ 5,090 million at December 31, 1998. Interest capitalized as part of property, plant and equipment during 1998 was $1 million.

LONG-LIVED ASSETS

     During its first year of operation, Equilon recognized the impairment of surplus assets resulting from the consolidation and optimization of assets contributed by Shell and Texaco under the provisions of SFAS No. 121 "Accounting For the Impairment of Long Lived Assets and For Long Lived Assets to be Disposed of." Impairments from this activity totaled over $77 million, including the write-off of abandoned assets at the Odessa refinery, shut down in October 1998, and the write-down to estimated realizable value of three lubricant blending plants either closed in 1998 or expected to be sold in 1999. The impairments were primarily reflected in increased depreciation expense on the income statement.

NOTE 6 -- INVESTMENTS AND ADVANCES

     Investments in affiliates, including corporate joint venture and partnerships, owned 50% or less are generally accounted for on the equity method. Equilon's total investments and advances are summarized as follows:

                                                                        AS OF
                                                              -------------------------
                                                              DECEMBER 31,   JANUARY 1,
                                                                  1998          1998
                                                              ------------   ----------
                                                                (millions of dollars)
Investments in affiliates accounted for on the equity method
  Pipeline affiliates.......................................      $378          $329
  Other affiliates..........................................        52            37
                                                                  ----          ----
          Total equity method affiliates....................       430           366
Other investments and advances..............................        37           206
                                                                  ----          ----
          Total investments and advances....................      $467          $572
                                                                  ====          ====

     Undistributed earnings of equity companies included in Equilon's accumulated earnings as of December 31, 1998 were $41 million. Summarized financial information for these investments and Equilon's equity share thereof is as follows:

                                                                        AS OF
                                                         -----------------------------------
                                                           DECEMBER 31,        JANUARY 1,
                                                               1998               1998
                                                         -----------------   ---------------
                                                                (millions of dollars)
EQUITY COMPANIES AT 100%
Current assets.........................................       $   373            $   342
Noncurrent assets......................................         2,750              2,603
Current liabilities....................................          (530)              (515)
Noncurrent liabilities and deferred credits............        (1,684)            (1,767)
                                                              -------            -------
Net assets.............................................       $   909            $   663
                                                              =======            =======

                            EQUILON ENTERPRISES LLC

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                                      1998
                                                               ------------------
                                                                  (millions of
                                                                    dollars)
Revenues....................................................         $1,500
Income before income taxes..................................            519
Net income..................................................            362
                                                                     ======

                                                                        AS OF
                                                              -------------------------
                                                              DECEMBER 31,   JANUARY 1,
                                                                  1998          1998
                                                              ------------   ----------
                                                                (millions of dollars)
EQUITY COMPANIES AT EQUILON'S PERCENTAGE OWNERSHIP
Current assets..............................................     $ 115         $  91
Noncurrent assets...........................................       842           763
Current liabilities.........................................      (136)         (126)
Noncurrent liabilities and deferred credits.................      (384)         (412)
                                                                 -----         -----
Net assets..................................................     $ 437         $ 316
                                                                 =====         =====

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                                      1998
                                                               ------------------
                                                                  (millions of
                                                                    dollars)
Revenues....................................................         $  430
Income before income taxes..................................            123
Net income..................................................            109
                                                                     ------
Dividends received..........................................         $   68
                                                                     ======

NOTE 7 -- LEASE COMMITMENTS AND RENTAL EXPENSE

     Equilon has leasing arrangements involving service stations and other facilities. Renewal and purchase options are available on certain of these leases in which Equilon is lessee. Equilon has a one year lease agreement for a cogeneration plant at its El Dorado, Kansas refinery. This lease may be renewed each year until 2016 at Equilon's option. The lease has been renewed with a minimum lease rental of $11 million for 1999. Equilon has guaranteed a minimum recoverable residual value to the lessor of $73 million, if the lease is not renewed for the year 2000. Rental expense relative to operating leases, including contingent rentals, is provided in the table below:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                                      1998
                                                               ------------------
                                                                  (millions of
                                                                    dollars)
Rental Expense:
Minimum lease rentals.......................................          $178
Contingent rentals..........................................             7
                                                                      ----
          Total.............................................           185
Less rental income on properties subleased to others........            54
                                                                      ----
Net rental expense..........................................          $131
                                                                      ====

                            EQUILON ENTERPRISES LLC

     As of December 31, 1998, Equilon had estimated minimum commitments for payment of rentals under leases that, at inception, had a non-cancelable term of more than one year, as follows:

                                                             OPERATING LEASES   CAPITAL LEASES
                                                             ----------------   --------------
                                                                   (millions of dollars)
1999.......................................................        $ 75              $11
2000.......................................................          47               12
2001.......................................................          43               12
2002.......................................................          36               12
2003.......................................................          37               11
After 2003.................................................         274                9
                                                                   ----              ---
          Total............................................         512               67
Less sublease rental income................................          85
                                                                   ----
          Total lease commitments..........................        $427
                                                                   ====
Less amounts representing interest.........................                           23
Add noncancelable sublease rentals netted in capital lease
  commitments above........................................                           10
                                                                                     ---
Present value of total capital lease obligations...........                           54
Less current portion of capital lease obligations..........                            7
                                                                                     ---
Present value of long-term portion of capital lease
  obligations..............................................                          $47
                                                                                     ===

NOTE 8 -- DEBT

     Equilon has revolving credit facilities with commitments of $1,875 million, as support for the company's commercial paper, as well as for working capital and other general purposes. The maximum amount outstanding during 1998 under these facilities was $1,013 million. Equilon pays a nominal quarterly facility fee for the $1,875 million availability with no amounts outstanding at year-end.

NOTES PAYABLE, COMMERCIAL PAPER, AND CURRENT PORTION OF LONG TERM DEBT

                                                                        AS OF
                                                              -------------------------
                                                              DECEMBER 31,   JANUARY 1,
                                                                  1998          1998
                                                              ------------   ----------
                                                                (millions of dollars)
Notes Payable...............................................     $   --         $  6
Commercial Paper............................................      1,846           --
Anacortes Pollution Control Bonds...........................         34           34
Butler County Industrial Revenue Bonds......................         25           25
California Pollution Control Bonds due 2000 through 2024....        185          185
Southwestern Illinois Industrial Revenue Bonds due 2021
  through 2025..............................................         58           58
Current portion of long term debt and capital lease
  obligations
  Indebtedness..............................................         --            3
  Capital Lease Obligations.................................          7            6
                                                                 ------         ----
          Total.............................................     $2,155         $317
                                                                 ======         ====
          Average interest rate of short term debt..........       5.01%        3.36%

                            EQUILON ENTERPRISES LLC

LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                                        AS OF
                                                              -------------------------
                                                              DECEMBER 31,   JANUARY 1,
                                                                  1998          1998
                                                              ------------   ----------
                                                                (millions of dollars)
Bakersfield-CA Pollution 1978 Series A (Revenue) 7.0% due
  2009......................................................      $  6          $  6
Bakersfield-CA Pollution 1978 Series A (Industrial) 7.0% due
  2008......................................................         1             1
Butler County Tax Abatement Bonds 7.38 to 9.75% due 2020....       101           101
First Farmers Bank & Trust 7.625% due 2006 through 2008.....         4            --
Other 8.000% due 2007.......................................         1            --
                                                                  ----          ----
          Total long-term debt..............................       113           108
Capital lease obligations (see Note 7)......................        47            54
                                                                  ----          ----
          Total long-term debt and capital lease
            obligations.....................................      $160          $162
                                                                  ====          ====
Fair market value of the company's long-term debt...........      $114          $108
                                                                  ====          ====

     Certain debt and capital lease obligations as of January 1, 1998 were assumed from Shell and Texaco. The Pollution Control Bonds outstanding at December 31, 1998 shown above consisted of two issues assumed from Shell and three from Texaco. The Industrial Revenue Bonds outstanding at December 31, 1998 consisted of three issues from Shell and one from Texaco. Interest rates are currently reset on a periodic basis for these issues and the bonds may be converted from time to time to other modes. Bondholders have the right to tender their bonds under certain conditions, including on interest rate resets. The Tax Abatement Bonds outstanding at December 31, 1998 were assumed from Texaco. Pursuant to the terms of the underlying indentures, Shell and Texaco retain liability for debt service on the issues assumed by Equilon in the event that Equilon fails to perform on its obligations. All other Equilon borrowings are unsecured general obligations of Equilon and not guaranteed by any other entity.

NOTE 9 -- FORMATION PAYABLES

     In accordance with the joint venture agreements, Equilon owed Shell $1,001 million and Texaco $612 million at formation. These amounts were separate from normal trade payables and reflect amounts to reimburse Shell and Texaco for certain capital expenditures incurred prior to the formation of the venture and certain other items specified in the formation documents. Equilon paid these amounts to Shell and Texaco prior to December 31, 1998. Interest was accrued on these amounts until paid.

     In addition to the foregoing payable amounts, Texaco retained $240 million of receivables related to the contributed business as part of these arrangements.

                            EQUILON ENTERPRISES LLC

NOTE 10 -- TRANSACTIONS WITH RELATED PARTIES

     Equilon has entered into transactions with Shell, Texaco and Motiva, including the affiliates of these companies. Such transactions are in the ordinary course of business and include the purchase, sale and transportation of crude oil and petroleum products, and numerous service agreements.

     The aggregate amount of such transactions was as follows:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                                      1998
                                                               ------------------
                                                                  (millions of
                                                                    dollars)
Sales and other operating revenue...........................         $1,368
Purchases and transportation costs..........................          4,900
Service and technology expense..............................            794

NOTE 11 -- TAXES

     Equilon, as a limited liability company, is not liable for income taxes. Income taxes are the responsibility of the owners, with earnings of Equilon included in the owners' earnings for the determination of income tax liability.

     Direct taxes other than income taxes, which are included in operating expenses, were as follows:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                                      1998
                                                               ------------------
                                                                  (millions of
                                                                    dollars)
Direct taxes
  Property..................................................          $41
  Licenses and permits......................................            5
  Other.....................................................           26
                                                                      ---
          Total direct taxes................................          $72
                                                                      ===

     Other taxes collected from consumers for governmental agencies that are not included in revenues or expenses were $3,646 million for 1998.

NOTE 12 -- EMPLOYEE BENEFITS

     In accordance with certain joint venture agreements related to human resources matters, employees performing duties supporting Equilon remain employees of the owner companies and affiliates who currently charge their services to Equilon. It is expected that Equilon or one of its affiliates will directly employ most personnel necessary for ongoing operations beginning April 1, 1999. Since Equilon and most of its consolidated affiliates had no directly employed personnel at December 31, 1998, there are no liabilities related to such on the balance sheet. Equilon does have a majority interest in a pipeline company that employs its own personnel. The following information is applicable to the benefit plans of that consolidated affiliate:

PENSION PLANS

     Sponsorship for the Texas-New Mexico Pipeline Company retirement and group pension plans was transferred from Texaco Inc. to Equilon in 1998. The remaining benefits such as health and life insurance

                            EQUILON ENTERPRISES LLC
remained with Texaco Inc. and will be transferred in fiscal year 1999. At December 31, 1998, there were 74 participants in the retirement plan, and 80 participants in the pension plan.

     The plan is accounted for as a defined benefit plan; therefore employees will receive a defined amount upon retirement based on their number of years of service and final average compensation. Actuarial studies provide the amounts for inclusion in the audited financial statements.

     At year-end 1998, the plans' assets of $20 million exceeded the accumulated benefit obligation of $9 million. The weighted-average discount rate used in determining the present value of the projected benefit obligation was 6.75% for fiscal 1998. For compensation based plans, the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation and service cost was based upon an experience-related table and approximated 4% on current salaries through 1998, in accordance with plan terms. The expected long-term rate of return on plan assets was 10% for 1998. The majority of plan assets are invested in a diversified portfolio of insurance company deposits, fixed income securities and equities.

EMPLOYEE TERMINATION BENEFITS

     The joint venture agreements provide for Equilon and Motiva to determine the appropriate staffing levels for their businesses. To the extent those staffing needs result in the elimination of positions from the ranks of Shell, Texaco and Star Enterprise, a joint venture between Texaco and SRI, affected employees are entitled to termination benefits provided for under the benefit plans of the applicable companies. Shell, Texaco and Star Enterprise, as the employer companies, are responsible for administering the payment of benefits under their respective benefit plans. Equilon and Motiva are obligated to reimburse the employer companies for all costs resulting from the elimination of positions in accordance with a formula included in the joint venture agreements.

     The formation of Equilon and Motiva is expected to result in the termination of 1,535 employees. Of this total, 869 employees have been terminated through December 31, 1998. The remaining separations will be substantially completed by mid-year 1999. In 1998 Equilon recorded a charge of $61 million for its share of reimbursable severance and other benefit costs. Equilon has reimbursed the employer companies $7 million in termination benefits through December 31, 1998, and will make reimbursement for the remaining benefits in future periods in accordance with the joint venture agreements.

NOTE 13 -- DERIVATIVES

     Equilon utilizes futures, options and swaps to hedge the effects of fluctuations in the prices of crude oil and refined products. These transactions meet the requirements for hedge accounting, including designation and correlation. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged. On the balance sheet, deferred gains and losses are included in current assets and liabilities.

     At December 31, 1998, open derivative instruments held for hedging purposes consisted mostly of futures. Notional contract amounts, excluding unrealized gains and losses, were $59 million at year-end 1998. These amounts principally represent future values of contract volumes over the remaining duration of the outstanding futures contracts at the respective dates. These contracts hedge a small fraction of the company's business activities, generally for the next twelve months.

     Equilon also entered into a relatively small number of petroleum-related derivative transactions for trading purposes. The results of derivative trading activities are marked to market, with gains and losses recorded in operating revenue. All derivative instruments are straightforward futures, swaps and options, with no leverage or multiplier features. At December 31, 1998, the open derivative instruments held for trading

                            EQUILON ENTERPRISES LLC
purposes consisted primarily of futures and swaps. The notional contract amounts of these derivative instruments, excluding unrealized gains and losses, were $3 million at year-end 1998.

     The earnings impact of positions closed in 1998 and the unrealized gains and losses on open positions at December 31, 1998 were not material.

NOTE 14 -- CONTINGENT LIABILITIES

     Equilon is subject to possible loss contingencies including actions or claims based on environmental laws, federal regulations, and other matters. While it is impossible to ascertain the ultimate legal and financial liability with respect to many such contingent liabilities and commitments, Equilon has accrued amounts related to certain such liabilities where the outcome is deemed both probable and reasonably measurable.

     Equilon, along with other oil companies, is working in cooperation with regulatory and governmental agencies to investigate the presence and potential sources of methyl tertiary butyl ether ("MTBE") and other gasoline constituents in groundwater production wells that formerly provided water to the City of Santa Monica, California. Equilon has also been named as a defendant or a potentially responsible party in several other contamination matters and has certain obligations for remediation of adverse environmental conditions related to certain of its operating assets under existing laws and regulations.

     On November 25, 1998, a fire occurred at the Equilon Puget Sound Refinery in Anacortes, Washington, which resulted in six worker fatalities -- four employees of a contractor and two Texaco employees working on behalf of Equilon. Regulatory and governmental investigations are ongoing and wrongful death lawsuits have been filed.

     In management's opinion, the aggregate amount of liability for contingent liabilities, in excess of financial liabilities already accrued, is not anticipated to be material in relation to the consolidated financial position or results of operations of Equilon.

NOTE 15 -- SUBSEQUENT EVENTS

     On February 1, 1999, Equilon and Motiva sold the Shell proprietary Credit Card Program to Associates First Capital Corporation. The proceeds from the sale were assigned to Equilon and Motiva based on the outstanding receivable balances at the time of the sale. The credit card receivables sold that were applicable to Equilon amounted to $142 million.

                             MOTIVA ENTERPRISES LLC

                              FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

                                     INDEX

                                                               PAGE
                                                               ----
Report of Management........................................   89
Report of Independent Accountants...........................   90
Statement of Income.........................................   91
Balance Sheets..............................................   92
Statement of Cash Flows.....................................   93
Statement of Owners' Equity.................................   94
Notes to Financial Statements...............................   95

                             MOTIVA ENTERPRISES LLC

                              REPORT OF MANAGEMENT

     The management of Motiva Enterprises LLC (the "Company") is responsible for preparing the financial statements of the Company in accordance with generally accepted accounting principles. In doing so, management must make estimates and judgements when the outcome of events and transactions is not certain.

     In preparing these financial statements from the accounting records, management relies on an effective internal control system in meeting its responsibility. This system of internal controls provides reasonable assurance that assets are safeguarded and that the financial records are accurately and objectively maintained. The Company's internal auditors conduct regular and extensive internal audits throughout the Company. During these audits they review and report on the effectiveness of the internal controls and make recommendations for improvement.

     The independent accounting firms of PricewaterhouseCoopers LLP, Deloitte & Touche LLP and Arthur Andersen LLP are engaged to provide an objective, independent audit of the Company's financial statements. Their accompanying report is based on an audit conducted in accordance with generally accepted auditing standards, which includes a review and evaluation of the effectiveness of the Company's internal controls. This review establishes a basis for their reliance thereon in determining the nature, timing and scope of their audit.

     The Audit Committee of the Board of Directors is comprised of three, non-employee directors who review and evaluate the Company's accounting policies and reporting, internal controls, internal audit program and other matters as deemed appropriate. The Audit Committee also reviews the performance of PricewaterhouseCoopers LLP, Deloitte & Touche LLP and Arthur Andersen LLP and evaluates their independence and professional competence, as well as the results and scope of their audit.

L. Wilson Berry Jr.                               W. M. Kaparich                                 Randy J. Braud
President and Chief Executive Officer             Chief Financial Officer                        Controller

                       REPORT OF INDEPENDENT ACCOUNTANTS

THE BOARD OF DIRECTORS OF MOTIVA ENTERPRISES LLC:

     We have audited the accompanying balance sheets of Motiva Enterprises LLC (the "Company") as of December 31, 1998 and July 1, 1998 and the related statements of income, owners' equity and cash flows for the period from inception (July 1, 1998) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Motiva Enterprises LLC as of December 31, 1998 and July 1, 1998 and the results of its operations and its cash flows for the period from inception (July 1, 1998) to December 31, 1998 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

DELOITTE & TOUCHE LLP

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 5, 1999

                             MOTIVA ENTERPRISES LLC

                              STATEMENT OF INCOME
          For the period from inception (July 1, 1998) to December 31
                             (Millions of dollars)

                                                                1998
                                                               ------
REVENUES
     Sales and other revenue................................   $5,371
                                                               ------
COSTS AND EXPENSES
     Purchases and other costs..............................    4,079
     Operating expenses.....................................      783
     Selling, general and administrative expenses...........      193
     Depreciation and amortization..........................      174
     Interest expense.......................................       43
     Taxes other than income taxes..........................       21
                                                               ------
     Total costs and expenses...............................    5,293
                                                               ------
     Net Income.............................................   $   78
                                                               ======

  The accompanying Notes to Financial Statements are an integral part of this statement.

                             MOTIVA ENTERPRISES LLC

                                 BALANCE SHEETS
                             (Millions of dollars)

                                                              DECEMBER 31,   JULY 1,
                                                                  1998        1998
                                                              ------------   -------

ASSETS
  Current Assets
     Cash and cash equivalents..............................     $   25      $   --
     Accounts and notes receivable, less allowance for
      doubtful accounts of $9 million at December 31 and
      July 1................................................        661         639
     Inventories............................................        692         653
     Other current assets...................................         57          48
                                                                 ------      ------
          Total current assets..............................      1,435       1,340
  Investments and Advances..................................         54          52
  Property, Plant and Equipment
     At cost................................................      7,187       7,095
     Less accumulated depreciation..........................      2,112       2,056
                                                                 ------      ------
     Net Property, Plant and Equipment......................      5,075       5,039
                                                                 ------      ------
  Deferred Charges and Other Noncurrent Assets..............        177         163
                                                                 ------      ------
          Total Assets......................................     $6,741      $6,594
                                                                 ======      ======

LIABILITIES AND OWNERS' EQUITY
  Current Liabilities
     Commercial paper and current portion of long-term
      debt..................................................     $  441      $  909
     Accounts payable and accrued liabilities...............        611         561
     Accrued taxes..........................................        196         312
                                                                 ------      ------
          Total current liabilities.........................      1,248       1,782
  Long-Term Debt and Capital Lease Obligation...............      1,425         590
  Accrued Environmental Remediation Liability...............        232         229
  Deferred Credits and Other Noncurrent Liabilities.........          8          --
                                                                 ------      ------
          Total Liabilities.................................      2,913       2,601
  Owners' Equity............................................      3,828       3,993
                                                                 ------      ------
          Total Liabilities and Owners' Equity..............     $6,741      $6,594
                                                                 ======      ======

  The accompanying Notes to Financial Statements are an integral part of these statements.

                             MOTIVA ENTERPRISES LLC

                            STATEMENT OF CASH FLOWS
          For the period from inception (July 1, 1998) to December 31
                             (Millions of dollars)

                                                              1998
                                                              -----
OPERATING ACTIVITIES
     Net Income.............................................  $  78
     Reconciliation to net cash provided by operating
      activities:
       Depreciation and amortization........................    174
       Loss on sale of assets...............................      1
       Changes in operating working capital
          Accounts and notes receivable.....................    (22)
          Inventories.......................................    (39)
          Other current assets..............................     (9)
          Accounts payable and accrued liabilities..........    (66)
          Other -- net......................................    (47)
                                                              -----
          Net cash provided by operating activities.........     70
INVESTING ACTIVITIES
     Capital expenditures...................................   (182)
     Proceeds from sale of assets...........................     13
                                                              -----
          Net cash used in investing activities.............   (169)
FINANCING ACTIVITIES
     Proceeds from borrowings...............................  1,278
     Repayment of debt......................................   (911)
     Distributions to owners................................   (243)
                                                              -----
          Net cash provided by financing activities.........    124
CASH AND CASH EQUIVALENTS
     Increase during the period.............................     25
     Beginning of period....................................     --
                                                              -----
     End of period..........................................  $  25
                                                              =====
Supplemental cash flow information:
     Interest paid during the period........................  $  43
                                                              =====

  The accompanying Notes to Financial Statements are an integral part of this statement.

                             MOTIVA ENTERPRISES LLC

                          STATEMENT OF OWNERS' EQUITY
                             (Millions of dollars)

Initial Owners' Capital Contribution, July 1, 1998..........  $3,993
Net Income..................................................      78
Distributions...............................................    (243)
                                                              ------
Balance at December 31, 1998................................  $3,828
                                                              ======

  The accompanying Notes to Financial Statements are an integral part of this statement.

                             MOTIVA ENTERPRISES LLC

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION

     Motiva Enterprises LLC (the "Company") is a joint venture combining the major elements of Shell Oil Company (Shell), Texaco Inc. (Texaco) and Saudi Aramco's Gulf and East Coast U.S. refining and marketing businesses. The Company is a limited liability company established by Shell Norco Refining Company (Shell Norco), Shell, Texaco Refining and Marketing (East) Inc. (TRMI East) and Saudi Refining Inc. (SRI) effective July 1, 1998 under the Delaware Limited Liability Company Act. In accordance with the Limited Liability Company Agreement (the "Agreement"), initial provisional ownership percentages are 35% for Shell Norco and Shell together and 32.5% for each of TRMI East and SRI, effective through the first full fiscal year. Also in accordance with the Agreement, subsequent provisional ownership percentages will be determined for the Company's second through seventh full fiscal years and final ownership percentages will be determined for the Company's eighth full fiscal year. On December 7, 1998, the ownership in the Company attributable to Shell Norco and Shell was transferred to SOPC Holdings East LLC.

     A second joint venture company, Equilon Enterprises LLC (Equilon), was formed on January 1, 1998, combining the major elements of Shell and Texaco's Western and Midwestern U.S. refining and marketing businesses and their nationwide trading, transportation and lubricants businesses. Equiva Trading Company (Trading) and Equiva Services LLC (Services) were also formed on July 1, 1998 and are owned equally by the Company and Equilon. Trading functions as the trading unit for both companies. Services provides common financial, administrative, technical and other operational support to both companies. Trading and Services bill their services at cost.

     The Company manufactures, distributes and markets petroleum products under both the Shell and Texaco brands through its network of wholesalers, retailers and Company owned and contract operated service stations in all or part of 26 states and the District of Columbia. Products are manufactured at four refineries located in Delaware City, Delaware; Convent, Louisiana; Norco, Louisiana; and Port Arthur, Texas.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     Effective July 1, 1998, Shell Norco, Shell, TRMI East and SRI contributed assets and liabilities to the Company pursuant to the terms of the Asset Transfer and Liability Assumption Agreement, one of the joint venture agreements establishing the Company. TRMI East and SRI contributed the assets and liabilities of Star Enterprise (Star). The accompanying financial statements are presented using the historical basis on July 1, 1998 of the assets and liabilities contributed to the Company.

USE OF ESTIMATES

     These financial statements are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of assets, environmental remediation, litigation and claims and assessments. Amounts are recognized when it is probable that an asset has been impaired or a liability has been incurred and the cost can be reasonably estimated. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARD

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for fiscal years beginning after January 1, 2000. The Company has not determined the impact that the adoption of SFAS 133 will have on its financial position or results of operations.

                             MOTIVA ENTERPRISES LLC

REVENUES

     Revenues for refined products and crude oil sales are recognized at the point of passage of title specified in the contract.

CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

INVENTORIES

     All inventories are valued at the lower of cost or market. The cost of inventories of crude oil and petroleum products is determined on the last-in, first-out (LIFO) method, while the cost of other merchandise inventories is determined on the first-in, first-out (FIFO) method, and materials and supplies are stated at average cost.

PROPERTY, PLANT AND EQUIPMENT

     Depreciation of property, plant and equipment is provided generally on composite groups, using the straight-line method, with depreciation rates based upon the estimated useful lives of the groups.

     Under the composite depreciation method, the cost of partial retirements of a group is charged to accumulated depreciation. However, when there is a disposition of a complete group, the cost and related depreciation are retired, and any gain or loss is reflected in earnings.

     Capitalized leases are amortized over the estimated useful life of the asset or the lease term, as appropriate, using the straight-line method.

     Maintenance and repairs, including major refinery maintenance, are charged to expense as incurred. Renewals, betterments and major repairs that materially extend the life of the properties are capitalized.

     Interest incurred during the construction period of major additions is capitalized.

     The evaluation of impairment for property, plant and equipment is based on a comparison of carrying value against undiscounted future net pre-tax cash flows. If an impairment is identified, the asset's carrying amount is adjusted to fair value. Assets to be disposed of are generally valued at the lower of net book value or fair value less cost to sell.

INVESTMENTS AND ADVANCES

     Entities, where the Company has greater than 50 percent ownership but as a result of contractual agreement or otherwise does not exercise control, are accounted for using the equity method. The equity method of accounting is generally used for investments in certain affiliates owned 50 percent or less, including corporate joint ventures, limited liability companies and partnerships. Under this method, equity in pre-tax income or losses of limited liability companies and partnerships, and the net income or losses of corporate joint venture companies is reflected in revenue, rather than when realized through dividends or distributions.

ENVIRONMENTAL EXPENDITURES

     The Company accrues for environmental remediation liabilities when it is probable that such liability exists, based on past events or known conditions, and the amount of such loss can be reasonably estimated. If the Company can only estimate a range of probable liabilities, the minimum, undiscounted expenditure necessary to satisfy the Company's future obligation is accrued.

                             MOTIVA ENTERPRISES LLC

     For each potential liability, the Company determines the appropriate liability amount considering all of the available data, including technical evaluations of the currently available facts, interpretation of existing laws and regulations, prior experience with similar sites and the estimated reliability of financial projections.

     The Company adjusts financial liabilities, as required, based on the latest experience with similar sites, changes in environmental laws and regulations or their interpretation, development of new technology or new information related to the extent of the Company's obligation.

DERIVATIVES

     The Company uses interest rate swap derivative financial transactions to minimize its borrowing cost. Amounts receivable or payable based on the interest rate differentials of interest rate swaps are accrued monthly and are reflected in interest expense.

     The Company uses futures, options and swaps to hedge the effects of fluctuations in the prices of crude oil and refined products. Unrealized gains and losses on such transactions are deferred and recognized in income when the transactions and cash are settled.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of long-term debt is disclosed in Note 7 to the financial statements. The carrying amount of long-term debt with variable rates of interest approximates fair value at December 31, 1998 because borrowing terms equivalent to the stated rates were available in the marketplace. Fair value for long-term debt with a fixed rate of interest and interest rate swaps is determined based on discounted cash flows using estimated prevailing interest rates.

     Other financial instruments are included in current assets and liabilities on the balance sheet and approximate fair value because of the short maturity of such instruments. These include cash, short-term investments, notes and accounts receivable, accounts payable and short-term debt.

CONTINGENCIES

     Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities. The assessment of loss contingencies necessarily involves an exercise of judgment and is a matter of opinion. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceeding or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

     If the assessment of a contingency indicates that it is probable that a material liability had been incurred and the amount of the loss can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material liability is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

     Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed. However, in some instances in which disclosure is not otherwise required, the Company may disclose contingent liabilities of an unusual nature which, in the judgment of management and its legal counsel, may be of interest to the owners or others.

                             MOTIVA ENTERPRISES LLC

NOTE 3 -- TRANSACTIONS WITH RELATED PARTIES

     The Company has entered into transactions with Shell, Texaco, SRI and Equilon including the affiliates of these companies. Such transactions are in the ordinary course of business and include the purchase, sale and transportation of crude oil and petroleum products and numerous service agreements.

     The aggregate amounts of such transactions were as follows:

                                                                 FOR THE PERIOD
                                                                 FROM INCEPTION
                                                                 (JULY 1, 1998)
                                                              TO DECEMBER 31, 1998
                                                              ---------------------
                                                              (millions of dollars)
Sales and other operating revenue...........................         $  857
Purchases and transportation costs..........................          2,642
Service and technology expense..............................            297

     Accounts receivable from related parties and accounts payable to related parties were $73 million and $175 million, respectively, at December 31, 1998.

NOTE 4 -- SALE OF RECEIVABLES

     At December 31, 1998 the Company had a third-party accounts receivable agreement under which it has the right to sell up to $200 million of trade accounts receivable on a continuing basis subject to limited recourse. Receivables sold under this facility totaled $569 million for the six months ended December 31, 1998. At December 31, 1998, $90 million of trade receivables sold remained uncollected. The discount recorded on sales of trade receivables amounted to $1 million for the six months ended December 31, 1998.

NOTE 5 -- INVENTORIES

                                                              DECEMBER 31,    JULY 1,
                                                                  1998         1998
                                                              ------------    -------
                                                               (millions of dollars)
Crude oil and petroleum products............................      $597         $569
Other merchandise...........................................        13           12
Materials and supplies......................................        82           72
                                                                  ----         ----
          Total.............................................      $692         $653
                                                                  ====         ====

     Due to declines in prices, December 31, 1998 crude oil and petroleum products inventories have been reduced to estimated market value, reflecting a $23 million valuation adjustment to the LIFO carrying value of such inventories at December 31, 1998. At July 1, 1998, the excess of current cost over the LIFO carrying value of crude oil and petroleum products inventories was approximately $71 million.

                             MOTIVA ENTERPRISES LLC

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT

                                                             DECEMBER 31, 1998    JULY 1, 1998
                                                             -----------------   ---------------
                                                              GROSS      NET     GROSS     NET
                                                             -------   -------   ------   ------
                                                                    (millions of dollars)
Refining...................................................  $4,383    $2,972    $4,326   $2,941
Marketing..................................................   2,794     2,098     2,760    2,094
Other......................................................      10         5         9        4
                                                             ------    ------    ------   ------
          Total............................................  $7,187    $5,075    $7,095   $5,039
                                                             ======    ======    ======   ======
Capital lease amounts included above.......................  $   24    $   12    $   24   $   13
                                                             ======    ======    ======   ======

     Interest expense capitalized as part of property, plant and equipment was $4 million for the six months ended December 31, 1998.

NOTE 7 -- DEBT

     Debt and capital lease obligation as of July 1, 1998 were assumed from Star and Shell pursuant to the terms of the Asset Transfer and Liability Assumption Agreement, one of the joint venture agreements forming the Company.

SHORT-TERM

     Debt due within one year from the dates indicated below consisted of the following:

                                                              DECEMBER 31,    JULY 1,
                                                                  1998         1998
                                                              ------------    -------
                                                               (millions of dollars)
Commercial paper............................................     $1,211        $ --
Pollution control revenue bonds.............................        277         210
Bank loans..................................................         --         254
Parent company note.........................................         --         316
                                                                 ------        ----
                                                                  1,488         780
Current maturities of long-term debt and capital lease
  obligation................................................          1         129
                                                                 ------        ----
                                                                  1,489         909
Less: Short-term obligations intended to be refinanced:
  Commercial paper..........................................        900          --
  Pollution control revenue bonds...........................        148          --
                                                                 ------        ----
          Total short-term debt.............................     $  441        $909
                                                                 ======        ====

     The weighted average interest rate for the commercial paper outstanding at December 31, 1998 was 5.42%.

     The pollution control revenue bonds outstanding at December 31, 1998 shown above consisted of five individual issues totaling $129 million assumed from Shell, three issues totaling $81 million assumed from Star, and $67 million issued by the Company. For the issues assumed from Shell, interest rates are currently reset on a daily basis for four of the issues and on a weekly basis for the remaining issue; the bonds may be converted from time to time to other modes. The weighted average interest rates for these issues at December 31, 1998 and July 1, 1998 were 5.02% and 3.61%, respectively. The bonds mature between 2005 and 2023, although bondholders have the right to tender their bonds under certain conditions, including on

                             MOTIVA ENTERPRISES LLC
interest rate resets. Pursuant to the terms of the underlying indentures, Shell retains liability for debt service on the issues the Company assumed from Shell in the event that the Company fails to perform its obligations.

     Interest rates are currently reset on a weekly basis for the issues assumed from Star and the bonds issued by the Company, although these bonds may also be converted from time to time to other modes. Weighted average interest rates at December 31, 1998 and July 1, 1998 were 4.0% and 3.65%, respectively, for the issues assumed from Star; the weighted average interest rate at December 31, 1998 was 5.35% for the bonds issued by the Company. The bonds assumed from Star are currently supported by an irrevocable bank letter of credit, for which the Company pays a fee based on the face amount of the letter of credit. The bonds mature between 2014 and 2018, although bondholders have the right to tender their bonds under certain conditions, including on interest rate resets. These bonds, as well as $900 million of the Company's other short-term obligations scheduled to mature in 1999, are reclassified to long-term debt at December 31, 1998 recognizing the Company's intent and ability to refinance those issues on a long-term basis, if necessary through the use of its $1.5 billion revolving credit facility.

     The weighted average interest rate for the bank loans outstanding at July 1, 1998 which were assumed from Star, was 6.07%. The parent company note outstanding at July 1, 1998 represented an amount due Shell in connection with its asset contribution to the Company; its interest rate at that date was 6.02%. Both the bank loans and the parent company note were repaid during the period with proceeds from the Company's commercial paper program.

LONG-TERM

     Long-term debt as of the dates indicated below consisted of the following:

                                                              DECEMBER 31,   JULY 1,
                                                                  1998        1998
                                                              ------------   -------
                                                              (millions of dollars)
Private placements..........................................     $  360       $400
Bank loans..................................................         --        300
Capital lease obligation....................................         18         19
                                                                 ------       ----
                                                                    378        719
Less: Amounts due within one year...........................          1        129
                                                                 ------       ----
                                                                    377        590
Add: Short-term obligations intended to be refinanced:
  Commercial paper..........................................        900         --
  Pollution control revenue bonds...........................        148         --
                                                                 ------       ----
          Total long-term debt..............................     $1,425       $590
                                                                 ======       ====

     At December 31, 1998 the Company was party to a $1.5 billion extendible 364-day revolving credit facility with a syndicate of major U.S. and international banks. This facility is available as support for the issuance of the Company's commercial paper and certain of its pollution control revenue bonds, as well as for working capital and for other general corporate purposes. The Company had no amounts outstanding under this facility during 1998. The Company pays a facility fee on this facility, based on its total amount. Under this agreement, interest on any amounts borrowed would be based on short-term rates at the time of borrowing.

     Private placements of $360 million at December 31, 1998 (originally $400 million at July 1, 1998) were assumed from Star, and consist of $110 million and $250 million issued to various insurance companies in 1991 and 1992, respectively. All of the notes carry fixed interest rates; the weighted average interest rates were 8.6% for the 1991 issue and 7.6% for the 1992 issue. These notes have varying maturities lasting until the year 2009.

                             MOTIVA ENTERPRISES LLC

     A term bank loan facility was also assumed from Star on July 1, 1998 at which time its weighted average interest rate was 6.05%. This facility was repaid in full and terminated during the period with proceeds from the Company's commercial paper program.

     All Company borrowings are unsecured and with the exception of the pollution control revenue bonds assumed from Shell, are non-recourse to the owners. Long-term debt borrowing agreements include financial covenants regarding net worth, leverage and liens. As of December 31, 1998 the Company was in compliance with all covenants.

     The amounts of long-term debt maturities during each of the next five years are $0 million, $0 million, $45 million, $63 million and $65 million, respectively. The preceding maturities are before consideration of short-term obligations intended to be refinanced and also exclude capital lease obligations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values, at the dates indicated below, of the Company's long-term debt and related derivative financial instruments were as follows:

                                                        DECEMBER 31,          JULY 1,
                                                            1998                1998
                                                      -----------------   ----------------
                                                      CARRYING    FAIR    CARRYING   FAIR
                                                       VALUE     VALUE     VALUE     VALUE
                                                      --------   ------   --------   -----
                                                             (millions of dollars)
Long-term debt......................................   $1,425    $1,472     $590     $626
Interest rate swaps.................................       --       1.6       --      0.4

NOTE 8 -- DERIVATIVES

DEBT-RELATED DERIVATIVES

     Many of the Company's interest bearing liabilities reflected on its balance sheet are floating rate instruments. To reduce the impact of changes in interest rates on this floating rate debt, the Company assumed certain interest rate swap agreements in the notional amount of $100 million previously entered into by Star. All such interest rate swaps require the counterparty of the swap to pay to the Company a floating rate of interest on notional amounts of principal, and for the Company to pay to the counterparty a fixed rate of interest on the same amounts of notional principal. In all cases, the Company remains obligated to pay the variable rate owing to the holder of the underlying obligations. These interest rate swaps effectively convert $100 million of floating rate debt to a fixed rate of 6% through the year 2000.

     Each party to any interest rate swap agreement is exposed to credit risk for nonperformance of the other party. The Company has such exposure, but since the counterparties are major financial institutions, does not anticipate nonperformance by counterparties.

COMMODITY DERIVATIVES

     The Company utilizes futures, options and swaps to hedge the effects of fluctuations in the prices of crude oil and refined products. These transactions meet the requirements for hedge accounting, including designation and correlation. The resulting gains or losses, measured by quoted market prices, are accounted for as part of the transactions being hedged. On the balance sheet, deferred gains and losses are included in current assets and liabilities.

     At December 31, 1998, the Company had open derivative commodity contracts required to be settled in cash, consisting mostly of futures. Notional contract amounts, excluding unrealized gains and losses, were $101 million at December 31, 1998. These amounts principally represent future values of contract volumes

                             MOTIVA ENTERPRISES LLC
over the remaining duration of outstanding futures contracts at the respective dates. These contracts hedge a small fraction of the company's business activities, generally for the next two months.

     Unrealized losses on open positions at December 31, 1998 were $5 million. The earnings impact of closed positions for the six months ended December 31, 1998 was not material.

NOTE 9 -- LEASE COMMITMENTS AND RENTAL EXPENSE

     The Company has leasing arrangements involving service stations and other facilities. Renewal and purchase options are available on certain of these leases in which the Company is lessee.

     The Company has a one-year lease agreement for a cogeneration plant being constructed in proximity to the Company's Delaware City refinery. The lease commences upon completion of the facility's construction, which is estimated to be in the first quarter of 2000. The lease may be renewed at the Company's option for seventeen consecutive one-year terms. The minimum lease commitment for the first year (year 2000) is expected to be approximately $20 million (not included in the table below). The Company, as construction agent for the project, is obligated to reimburse the lessor for approximately 89 percent of the project's construction cost if certain agreed-upon requirements are not met. The accumulated expenditures to date at December 31, 1998 were $168 million. At the end of the first one-year lease, if not renewed, the Company has guaranteed a minimum recoverable residual value to the lessor of approximately 89 percent of the total project construction cost.

     As of December 31, 1998, the Company had estimated minimum commitments for payment of rentals under leases which, at inception, had a noncancelable term of more than one year, as follows:

                                                              OPERATING     CAPITAL
                                                                LEASES       LEASE
                                                              ----------    --------
                                                              (millions of dollars)
1999........................................................     $ 47         $ 4
2000........................................................       38           4
2001........................................................       30           4
2002........................................................       21           4
2003........................................................       18           4
After 2003..................................................       51          13
                                                                 ----         ---
          Total lease commitments...........................     $205          33
                                                                 ====
Less amounts representing interest..........................                   15
                                                                              ---
Present value of total capital lease obligation.............                   18
Less current portion of capital lease obligation............                    1
                                                                              ---
Present value of long-term portion of capital lease
  obligation................................................                  $17
                                                                              ===

                             MOTIVA ENTERPRISES LLC

     Rental expense relative to operating leases, including contingent rentals, is provided in the table below:

                                                                 FOR THE PERIOD
                                                                 FROM INCEPTION
                                                                (JULY 1, 1998) TO
                                                                  DECEMBER 31,
                                                                      1998
                                                                -----------------
                                                                  (millions of
                                                                    dollars)
Rental expense:
  Minimum lease rentals.....................................           $52
  Contingent rentals........................................             5
                                                                       ---
          Total.............................................            57
Less rental income on properties subleased to others........            25
                                                                       ---
Net rental expense..........................................           $32
                                                                       ===

NOTE 10 -- EMPLOYEE BENEFIT PLANS

     In accordance with certain joint venture agreements related to human resources matters, employees performing duties supporting the Company remain employees of Shell, Texaco and Star, who currently charge their services to the Company. It is expected that the Company or one of its affiliates will directly employ the personnel necessary for continued support on April 1, 1999. Since the Company has no directly employed personnel at December 31, 1998, there are no liabilities related to such on the balance sheet. Pensions and other post employment benefits costs are not separately identified in billings for employee services from Shell, Texaco and Star, and therefore are not disclosed.

     The joint venture agreements provide for the Company and Equilon to determine the appropriate staffing levels for their businesses. To the extent those staffing needs result in the elimination of positions from the ranks of Shell, Texaco and Star, affected employees are entitled to termination benefits provided for under the benefit plans of the applicable companies. Shell, Texaco and Star, as the employer companies, are responsible for administering the payment of benefits under their respective benefit plans. The Company and Equilon are obligated to reimburse the employer companies for all costs resulting from the elimination of positions in accordance with a formula included in the joint venture agreements.

     The formation of the Company and Equilon is expected to result in the termination of 1,535 employees. Of this total, 869 employees have been terminated through December 31, 1998. The remaining separations will be substantially completed by mid-year 1999. In 1998 the Company recorded a charge of $30 million for its share of reimbursable severance and other benefit costs. The Company has reimbursed the employer companies $3 million in termination benefits through December 31, 1998, and will make reimbursement for the remaining benefits in future periods in accordance with the joint venture agreements.

NOTE 11 -- CONTINGENT LIABILITIES

     Except for environmental obligations, the Company generally did not assume any contingent liabilities with respect to events occurring before July 1, 1998.

     While it is impossible to ascertain the ultimate legal and financial liability with respect to many contingent liabilities and commitments (including lawsuits, claims, guarantees, federal regulations, environmental issues, etc.), the Company has accrued amounts related to certain such liabilities. The Company does not expect that the aggregate amount of commitments and contingent liabilities in excess of amounts accrued at December 31, 1998, if any, will have a material effect on the financial position or results of operations of the Company.

                             MOTIVA ENTERPRISES LLC

NOTE 12 -- TAXES

     The Company, as a limited liability company, is not liable for income taxes. Income taxes are the responsibility of the owners, with earnings of the Company included in the owners' earnings for the determination of income tax liability.

     Excise taxes collected from consumers for governmental agencies that are not included in revenues or expenses were $2,062 million for the six month period ended December 31, 1998.

NOTE 13 -- SUBSEQUENT EVENT

     On February 1, 1999 the Company and Equilon sold the Shell Proprietary Credit Card Program to Associates First Capital Corporation. The proceeds from the sale were assigned to the Company and Equilon based on the outstanding receivable balances at the time of the sale. The credit card receivables sold that were applicable to the Company amounted to $108 million.

                               INDEX TO EXHIBITS

EXHIBIT
  NO.     DESCRIPTION                                                  PAGE NO.
-------   -----------                                                  --------
  2.1     Asset Transfer and Liability Assumption Agreement dated as of July 1, 1998 among Shell Oil, Texaco Inc. and Saudi
          Arabian Oil Company for the creation of Motiva Enterprises
          LLC. .......................................................     *
  2.2     Asset Transfer and Liability Assumption Agreement dated as
          of January 15, 1998 between Shell Oil and Texaco Inc. ......     *
  3       Articles of Incorporation and By-Laws
          (i)  Copy of Restated Articles of Incorporation of the
               Registrant.............................................     *
          (ii)  Copy of By-Laws of the Registrant, as Amended.........     *
 10       Material Contracts:
          (i)  Letter Agreement between Registrant and Shell
          Internationale Research Maatschappij B. V...................   106
          (ii)  Agreement for Research Services.......................     *
 21       Subsidiaries of the Registrant..............................   107
 23       Consent of Independent Accountants..........................   108
 24       Powers of Attorney..........................................   109
 27       Financial Data Schedule.....................................

------------

 * Incorporated by reference; see Item 14c, page 42.