Form 10-Q
period 1999-03-31
SHELL OIL CO
filed 1999-05-07
CIK 89629

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1999.
                                       OR
[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from                 to
                                   ----------------  ----------------

                          Commission File Number 1-2475

                                SHELL OIL COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                 13-1299890
        (State of Incorporation)            (I.R.S. Employer Identification No.)

    One Shell Plaza, Houston, Texas                         77002
(Address of Principal Executive Offices)                 (Zip Code)

        Registrant's Telephone Number, Including Area Code (713) 241-6161

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $10.00 par value, outstanding as of April 30, 1999 - 1,000 shares.

                       -----------------------------------

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


================================================================================

                          PART I. FINANCIAL INFORMATION



                       SHELL OIL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                               Millions of Dollars

                                                                                  FIRST QUARTER
                                                                           ---------------------------
                                                                            1999                 1998
                                                                           -------             -------
REVENUES
   Sales and other operating revenue..................................     $ 3,488             $ 5,026
   Less:   Consumer excise and sales taxes............................          22                 378
                                                                           -------             -------
                                                                             3,466               4,648
   Equity in income of affiliates.....................................         139                 120
   Dividend, interest and other income................................           6                  36
                                                                           -------             -------
             TOTAL....................................................       3,611               4,804

COSTS AND EXPENSES
   Purchased raw materials and products...............................       2,077               2,945
   Operating expenses.................................................         649                 700
   Selling, general and administrative expenses.......................          87                 261
   Exploration, including exploratory dry holes.......................          35                  69
   Research expenses..................................................          32                  39
   Depreciation, depletion, amortization and retirements..............         290                 396
   Interest and discount amortization.................................          77                  85
                                                                           -------             -------
         TOTAL........................................................       3,247               4,495

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST......................         364                 309

   Federal and other income taxes.....................................          24                 113
   Minority interest in income of subsidiaries........................          12                  24
                                                                           -------             -------

NET INCOME............................................................     $   328             $   172
                                                                           =======             =======


Note: Certain 1998 amounts have been reclassified to conform with current year presentation.

                       SHELL OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               Millions of Dollars


                                                             MARCH 31,   DECEMBER 31,
                                                              1999           1998
                                                             ---------   ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents .............................   $     310   $        322
   Receivables and prepayments, less allowance for
      doubtful accounts ..................................       2,274          2,235
   Owing by related parties ..............................         637            618
   Inventories of oils and chemicals .....................         740            723
   Inventories of materials and supplies .................         137            150
                                                             ---------   ------------
             TOTAL CURRENT ASSETS ........................       4,098          4,048
INVESTMENTS ..............................................       9,437          9,345
LONG-TERM RECEIVABLES AND DEFERRED CHARGES ...............       1,707          1,706
PROPERTY, PLANT AND EQUIPMENT AT COST, LESS
   ACCUMULATED DEPRECIATION, DEPLETION AND
   AMORTIZATION OF $12,865 AT MARCH 31, 1999
   AND $12,735 AT DECEMBER 31, 1998 ......................      11,591         11,444
                                                             ---------   ------------
             TOTAL .......................................   $  26,833   $     26,543
                                                             =========   ============


LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
   Accounts payable - trade ..............................   $   1,190   $      1,490
   Other payables and accruals ...........................       1,272          1,406
   Income, operating and consumer taxes ..................         178             88
   Owing to related parties ..............................         340            553
   Short-term debt .......................................       6,077          5,301
                                                             ---------   ------------
           TOTAL CURRENT LIABILITIES .....................       9,057          8,838
LONG-TERM DEBT ...........................................         486            490
DEFERRED INCOME TAXES ....................................       2,095          2,000
LONG-TERM LIABILITIES ....................................       2,372          2,287
MINORITY INTEREST AND PREFERRED STOCK OF SUBSIDIARIES ....       1,534          1,542
SHAREHOLDER'S EQUITY
   Common stock - 1,000 shares of $10 per share
       par value .........................................          --             --
   Capital in excess of par value ........................       2,206          2,206
   Earnings reinvested ...................................       9,083          9,180
                                                             ---------   ------------
           TOTAL SHAREHOLDER'S EQUITY ....................      11,289         11,386
                                                             ---------   ------------
           TOTAL .........................................   $  26,833   $     26,543
                                                             =========   ============

                       SHELL OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               Millions of Dollars

                                                                          FIRST QUARTER
                                                                       ------------------
                                                                        1999        1998
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ......................................................   $   328    $   172
   Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation, depletion, amortization and retirements ....       290        396
          Dividends in excess of (less than) equity income .........      (118)       (44)
          (Increases) decreases in working capital:
              Receivables and prepayments ..........................       (58)       425
              Inventories ..........................................        (4)       (43)
              Current payables and accruals ........................      (557)      (401)
          Deferred income taxes ....................................        95       (339)
          Minority interest in income of subsidiaries ..............        12         24
          Other noncurrent items ...................................        84        110
                                                                       -------    -------
              Net Cash Provided by Operating Activities ............        72        300

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
   Capital Expenditures ............................................      (483)    (1,993)
   Proceeds from property sales and salvage ........................        51         67
   Other investments ...............................................        21        (69)
                                                                       -------    -------
              Net Cash Used for Investing Activities ...............      (411)    (1,995)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
   Principal payments on long-term debt ............................       (12)      (340)
   Proceeds from sales of securities of subsidiaries ...............        (4)       338
   Dividends to shareholder ........................................      (425)      (413)
   Dividends to minority interest ..................................       (16)       (27)
   Increase in short-term obligations ..............................       784      2,156
                                                                       -------    -------
              Net Cash Provided by Financing Activities ............       327      1,714

NET CASH FLOWS
   Increase (Decrease) in cash and cash equivalents ................   $   (12)   $    19
                                                                       =======    =======

CASH AND CASH EQUIVALENTS
   Balance at beginning of period ..................................   $   322    $   342
   Increase (decrease) in cash and cash equivalents ................       (12)        19
                                                                       -------    -------
              Balance at end of period .............................   $   310    $   361
                                                                       =======    =======

                       SHELL OIL COMPANY AND SUBSIDIARIES

                      NOTES TO INTERIM FINANCIAL STATEMENTS


A.  INTERIM FINANCIAL STATEMENT MATTERS

         The unaudited financial statements and summarized notes of Shell Oil Company ("the Company") and its consolidated subsidiaries ("Shell Oil") included in this report do not include complete financial information and should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Securities and Exchange Commission in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. The financial information presented in the financial statements included in this report reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Any such adjustments are of a normal recurring nature, except as may otherwise be described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The results for the first quarter of 1999 should not be construed as necessarily indicative of future financial results.

B. EQUILON ENTERPRISES LLC

         Summarized unaudited financial information for Equilon Enterprises LLC ("Equilon"), formed January 1, 1998 and jointly owned 56 percent by Shell Oil and 44 percent by Texaco Inc. ("Texaco") is presented below on a 100 percent Equilon basis:

                                                            Three Months Ended              Three Months Ended
                                                              March 31, 1999                  March 31, 1998
                                                              --------------                  --------------
                                                                           (Millions of dollars)
      Gross Revenues...................................         $   5,779                        $   6,360
      Income Before Tax................................               171                              112

         Shell Oil accounts for its interest in Equilon using the equity method of accounting. Under this method, Shell Oil's share of Equilon's results of operations is recorded on a one-line basis to "Equity in Income of Affiliates" in the Consolidated Statement of Income. Additionally, since Equilon is a limited liability company, Shell Oil records the provision for income taxes and related liability applicable to its share of Equilon's income in its consolidated financial statements.

C. MOTIVA ENTERPRISES LLC
         Summarized unaudited financial information for Motiva Enterprises LLC ("Motiva"), formed July 1, 1998 and jointly owned 35 percent by Shell Oil and
32.5 percent each by Texaco and by Saudi Refining, Inc., a corporate affiliate of Saudi Aramco, is presented below on a 100 percent Motiva basis:

                                                          Three Months Ended
                                                            March 31, 1999
                                                          ------------------
                                                         (Millions of dollars)
      Gross Revenues...................................       $   2,242
      Income Before Tax................................              41

         Shell Oil accounts for its interest in Motiva using the equity method of accounting. Under this method, Shell Oil's share of Motiva's results of operations is recorded on a one-line basis to "Equity in Income of Affiliates" in the Consolidated Statement of Income. Additionally, since Motiva is a limited liability company, Shell Oil records the provision for income taxes and related liability applicable to its share of Motiva's income in its consolidated financial statements.

D. INTERIM SEGMENT INFORMATION

         The following segment information has been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," which was adopted by Shell Oil in 1998. The adoption of SFAS No. 131 did not result in a change in Shell Oil's reportable segments; however, the previously reported net income for each segment has been restated primarily to reflect the allocation to the segments of interest income and interest expense previously reported as "Nonallocated Items."

                                                           Three months ended March 31, 1999
                                                           ---------------------------------
                                     Oil and     Downstream      Oil       Chemical      All       Nonalloc.
                                       Gas          Gas        Products    Products     Other        Items       Total
                                     --------    ----------    --------    --------    --------    ---------    --------
                                                                      (millions of dollars)
Sales and other operating
  revenues, including intersegment   $    755    $    1,754    $    391    $  1,175    $    134    $      30    $  4,239
Intersegment sales and revenues          (342)          (56)        (63)       (213)        (84)         (15)       (773)
                                     --------    ----------    --------    --------    --------    ---------    --------
Total external revenues              $    413    $    1,698    $    328    $    962    $     50    $      15    $  3,466
                                     ========    ==========    ========    ========    ========    =========    ========

Segment net income (loss)            $    224    $       (7)   $     53    $     87    $     (3)   $     (26)   $    328
Segment assets                         10,080         4,403       5,806       4,783         340        1,421      26,833


                                                     Three months ended March 31, 1998 (restated)
                                                     --------------------------------------------
                                     Oil and     Downstream      Oil       Chemical      All       Nonalloc.
                                       Gas          Gas        Products    Products     Other        Items       Total
                                     --------    ----------    --------    --------    --------    ---------    --------
                                                                      (millions of dollars)
Sales and other operating
  revenues, including intersegment   $    952    $    1,674    $  1,458    $  1,455    $    132    $      27    $  5,698
Intersegment sales and revenues          (377)          (28)       (140)       (377)       (116)         (12)     (1,050)
                                     --------    ----------    --------    --------    --------    ---------    --------
Total external revenues              $    575    $    1,646    $  1,318    $  1,078    $     16    $      15    $  4,648
                                     ========    ==========    ========    ========    ========    =========    ========

Segment net income (loss)            $    125    $       (5)   $     (1)   $     98    $      9    $     (54)   $    172
Segment assets                         12,390         4,492       7,837       5,402         323        1,528      31,972


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

          In an October 1997 decision by the United States District Court in Delaware, certain income tax credits recorded by Shell Oil in previous years arising out of production of oil from tar sands were denied because the Court determined that Shell Oil used the wrong definition of tar sands production to calculate the same. Shell Oil believes that the District Court decision was incorrect and appealed the decision to the Third Circuit in September 1998. Shell Oil also believes that many of its tar sands tax credits are validly claimed under the alternative definition asserted by the government in the District Court case.

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

                            ------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         AS DISCUSSED IN NOTE D OF THE NOTES TO INTERIM FINANCIAL STATEMENTS, 1998 SEGMENT NET INCOME FOR SHELL OIL'S REPORTABLE OPERATING SEGMENTS HAS BEEN RESTATED CONSISTENT WITH THE 1999 PRESENTATION REFLECTING THE ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131, `DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION."


         Shell Oil Company reported first quarter 1999 net income including special items of $328 million, an increase of $156 million, or 91 percent, over net income of $172 million in the same 1998 period. Excluding special items in both quarters, adjusted net income in the first quarter of 1999 increased $23 million, or 13 percent from the comparable 1998 period.

         Earnings in the first quarter of 1999 increased over the same period last year due largely to lower operating costs, primarily in the oil and gas exploration and production operating segment, and higher margins for oil products, primarily on the West Coast. Offsetting these improvements to a large degree were lower domestic crude oil prices, which declined about 21 percent, and natural gas prices, which fell 19 percent compared to the same period in 1998. Chemical product earnings continued to reflect the effects of lower margins resulting from reduced selling prices.

         Special items in the first quarter of 1999 benefited net income $134 million compared to $1 million last year. Special items in the 1999 quarter included a tax benefit relating to prior periods, favorable litigation outcome and gains from asset sales.


OIL AND GAS EXPLORATION AND PRODUCTION

Income Highlights

                                                                             First Quarter
                                                                        -------------------------
                                                                         1999              1998
                                                                        -------           -------
                                                                           (millions of dollars)
     Segment Net Income...........................................      $   224           $   125
     Special Items................................................           95                 3
                                                                        -------           -------
     Adjusted Net Income..........................................          129               122

         Oil and gas exploration and production earnings including special items totaled $224 million for the first quarter 1999, an increase of $99 million over the comparable 1998 quarter. Adjusted net income, which excludes special items, was $129 million for the 1999 quarter, an increase of $7 million over the comparable 1998 quarter.

         In the first quarter of 1999, benefits from lower operating costs more than offset lower crude oil and natural gas prices and lower crude oil production. Domestic crude oil prices in the 1999 quarter averaged $9.54 per barrel, down $2.58 per barrel from the 1998 quarter. Natural gas prices were also lower, averaging $1.71 per thousand cubic feet, as compared to $2.12 per thousand cubic feet in the same 1998 period.

         Domestic crude oil production in the first quarter of 1999 averaged 431,000 barrels per day, a decrease of 20,000 barrels per day from 1998. The lower production was primarily due to normal declines, and to a lesser degree, field sales. Crude oil production in the deepwater Gulf of Mexico was about the same period to period with production from the Mars and Ram-Powell platforms offsetting declines elsewhere that resulted primarily from downtime associated with facility improvements and curtailments. Natural gas production increased 8 percent over the same period in 1998, averaging 2,045 million cubic feet per day. Increased deepwater gas production, including increases from the Mensa platform, more than offset natural production declines elsewhere.

         Domestic crude oil and natural gas production numbers include Shell Oil's net production plus a pro rata share, based on ownership interest, of domestic equity companies' production. Equity companies are those companies in which Shell Oil has significant influence but not control.


DOWNSTREAM GAS

Income Highlights

                                                                 First Quarter
                                                             ------------------------
                                                               1999             1998
                                                             --------         -------
                                                               (millions of dollars)
     Segment Net Income..................................    $     (7)        $    (5)
     Special Items.......................................          --              --
                                                             --------         -------
     Adjusted Net Income.................................          (7)             (5)

         Downstream Gas incurred a net loss of $7 million in the first quarter of 1999, compared to a net loss of $5 million in last year's first quarter.

         Benefits derived from improved storage margins for natural gas and lower operating costs and taxes, were more than offset by increased allocated financing costs. Sales of natural gas increased in the first quarter of 1999 about 40 percent over the same period last year; however, these benefits were offset by lower natural gas margins due to market demand being reduced by mild weather. Gas processing margins in the 1999 period were unfavorably impacted by low natural gas liquids prices, and volumes were off 3 percent.


OIL PRODUCTS

Income Highlights

                                                                     First Quarter
                                                                ------------------------
                                                                  1999             1998
                                                                --------         -------
                                                                  (millions of dollars)
     Segment Net Income.......................................  $     53         $    (1)
     Special Items............................................        36              (1)
                                                                --------         -------
     Adjusted Net Income......................................        17              --

         Shell Oil's oil products segment consists primarily of its share of results from Equilon, which began operations in January, 1998 (Shell Oil interest - 56 percent), Motiva, which began operations in July, 1998 (Shell Oil interest - 35 percent), and the Deer Park Refining Limited Partnership (Shell Oil interest - 50 percent). Shell Oil accounts for its investment in each of these companies using the equity method of accounting.

         Oil products earnings totaled $53 million in the first quarter of 1999, an increase of $54 million over the comparable 1998 period. Adjusted net income, which excludes special items, was $17 million for the first quarter of 1999, up $17 million.

         Costs were lower in the 1999 quarter as a result of synergies derived from the downstream alliances, while in the first quarter of 1998 costs were relatively high due to transition and formation costs associated with the startup of Equilon. Refining margins were higher, primarily on the U.S. West Coast during the latter part of the quarter. Improved alliance-associated income was partly offset by a major scheduled turnaround at the Deer Park Refinery.



CHEMICAL PRODUCTS

Income Highlights

                                                                       First Quarter
                                                                 ----------------------
                                                                  1999            1998
                                                                 ------          ------
                                                                  (millions of dollars)
     Segment Net Income........................................  $   87          $   98
     Special Items ............................................       3               2
                                                                 ------          ------
     Adjusted Net Income.......................................      84              96

         Chemical products earnings were $87 million in the first quarter of 1999 compared with $98 million in the same 1998 period. Adjusted net income, which excludes special items, was $84 million for the 1999 quarter, down $12 million.

         Earnings declined quarter to quarter due to lower margins, as benefits from lower feedstock costs were more than offset by reduced selling prices. Lower operating costs, primarily related to fewer plant maintenance and turnarounds relative to the 1998 quarter, offset the effects of decreased sales volumes resulting from business structure changes.


OTHER

         The other operating segment incurred a loss of $3 million in the first quarter of 1999, compared to net income of $9 million in 1998. The decline in the period to period comparison was due to lower margins derived from service operations.


NONALLOCATED ITEMS

         Nonallocated costs totaled $26 million in the first quarter of 1999, lower by $28 million compared to the same period last year, primarily due to a high level of costs in 1998 associated with the corporate brand initiative.



FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

         Cash flow provided by operating activities totaled $72 million for the first quarter of 1999, compared with $300 million last year, a decrease of $228 million. The decrease was due in part to increases in working capital and lower selling prices. The major uses of cash generated from operating activities, coupled with an increase in debt of $772 million and other proceeds, were for capital expenditures of $483 million and dividend payments of $441 million.

OTHER MATTERS

RECENT DEVELOPMENTS

         On April 29, 1999, Shell Oil announced that it had entered into a definitive agreement to sell to Apache Corporation a significant number of oil and gas properties located on the outer continental shelf of the Gulf of Mexico. The sales price for the properties is $715 million in cash plus one million shares of Apache Corporation common stock. The transaction is expected to close within 30 days. Included in the properties being sold are a portion of the oil and gas properties which in 1998, were identified as "assets to be sold" and which were written down to their estimated sales prices.


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

         Under the Shell Oil governance model, each business organization has independent responsibility for identification, analysis and remediation of Y2K problems within such business, and in 1997, Year 2000 Teams were formed in each business organization to deal with the Y2K problem. The Teams communicate through a central focal point committee which tracks and updates Year 2000 progress reports from each business at the overall Shell Oil level. This Shell Oil Year 2000 Team also provides a vehicle for exchange of ideas and experiences to achieve improved efficiencies and results. The Chief Information Officer of each business represents the organization on the Shell Oil Year 2000 Team. Additionally, confirmation is sought from those equity companies where Shell Oil has a significant voting interest of an active and appropriate Y2K program.

         Shell Oil Year 2000 Teams have identified and analyzed the use of computer technology in the respective businesses to determine where there were business operation issues associated with the Y2K problem. Priority in such reviews was placed first on health, safety and environmental issues, then on areas which could materially affect third parties or revenues. These reviews necessarily included both internal uses of technology as well as key trading interfaces, which might be adversely affected by third party customers', suppliers' or service providers' use of computing technology with Y2K problems.

         The Shell Oil businesses divided their analysis of the Y2K problem into three areas: 1) business information, computing and telecommunication systems ("IT Systems"); 2) industrial automation systems ("Imbedded Technology Systems"); and 3) potential problems involving the Y2K problems of third party suppliers, customers and service providers (each a "Third Party" and together "Third Parties"). The analysis and inventory of potential problems has been completed in all areas involving critical IT Systems and Imbedded Technology Systems, with remediation requirements identified and remediation plans developed. Remediation of Y2K problems in all such areas in which issues have been identified is anticipated to be substantially completed by the end of June 1999, with the remaining remediation work expected to be completed during the third quarter of 1999. Remediation is primarily handled by internal company staff, although some outside companies are involved in the remediation associated with particular systems. It is expected that analysis of interfaces with key Third Parties will continue through the third quarter of 1999 to insure appropriate coordination and, where necessary or appropriate, development of contingency plans in the event a Third Party cannot meet its commitments to Shell Oil. Analyses and remediation of non-critical IT Systems, Imbedded Technology Systems and Third Party interfaces will continue through the remainder of the year.

         As to the Imbedded Technology Systems used in industrial automation within Shell Oil, the various Shell Oil businesses have used several approaches in the completion of the identification and analysis of the potential Y2K problem in such systems, including field installation inspection, and inspection of design blueprints, with field-testing to confirm the adequacy of design information. Remediation of all material problems with this technology is expected to be completed by July 1, 1999.

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

         Costs associated with the identification, analysis and remediation of Y2K problems, including the repair or replacement of imbedded technology systems, are currently projected by the businesses at approximately $150 million. These costs are being charged to expense as incurred and do not include Y2K costs of equity companies. At March 31, 1999, approximately 80 percent of such expenditure had been committed or incurred. Funding for these efforts has been a part of the normal budgeting of current operations within each business.

         Beyond the internal programs in the Shell Oil businesses, significant efforts are continuing in order to understand the position of key Third Parties with respect to possible business interruptions due to Y2K problems in their systems. Current indications are that all of Shell Oil's major Third Party customers, suppliers and service providers are well aware of this problem and have programs underway to address it. Physical testing of key interfaces and ongoing discussions are continuing with certain Third Parties to best position Shell Oil to continue its business operations without interruption. Specific attention is being given to Third Parties that have critical relationships with Shell Oil to insure that there is not a disruption in the flow of those products or services that are essential to the ability of Shell Oil to carry on its business operations. However, since Shell Oil will remain dependent on Third Party confirmations in certain areas, appropriate contingency plans are being developed in each of Shell Oil's businesses.

         The key objective of Shell Oil's extensive program to address the Y2K computer technology problem is the significant reduction or complete elimination of the risk to business operations. Internal audits completed during the first quarter of 1999 of Shell Oil's major business units have further validated the coverage of the Y2K remediation programs in meeting this objective. These audits will continue during second quarter. As a contingency plan, steps are being developed to manage this issue around key dates where unanticipated Y2K problems may arise. Current plans include the positioning of skilled computer staff in the various areas of business operations to insure quick response to any unexpected Y2K problems arising due to failure to previously detect the problem or due to inadequate remediation. Shell Oil is continuing to review and develop its current business operation contingency plans in order to understand what additions may be appropriate to those plans to deal with residual risk associated with Y2K problems. These plans include decisions on operating schedules and staff deployment during time periods in which Y2K-related problems are most likely to occur.

         Shell Oil realizes that its failure or the failure of critical Third Parties to identify and correct a material Y2K problem could result in an interruption in or failure of certain normal business activities or operations. While such failures could materially and adversely affect Shell Oil's operations and relationships with Third Parties, the objective of Shell Oil's Year 2000 Team is the significant reduction or complete elimination of these risks. Shell Oil expects to achieve this goal. As stated above, steps are being taken to manage this issue around key dates where the problem may arise.

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


         In addition to the economic conditions and other matters discussed above affecting Shell Oil, the operations, earnings and financial condition of Shell Oil may be affected by political developments; litigation; and legislation, regulation and other actions taken by federal, state, local and foreign governmental entities, including those matters discussed in Note E of the Notes to Interim Financial Statements.

                            -------------------------

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

None.

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


                                                  SHELL OIL COMPANY



                                      By         N. J. CARUSO
                                        ----------------------------------------
                                      N. J. Caruso, Chief Financial Officer and
                                      Controller (Principal Accounting and
                                      Duly Authorized Officer)


Date:  May 6, 1999

                                INDEX TO EXHIBITS


Exhibit
Number          Description
-------         -----------
  27            Financial Data Schedule