Form 10-Q
period 1999-06-30
SHELL OIL CO
filed 1999-08-05
CIK 89629

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $10.00 par value, outstanding as of June 30, 1999 - 1,000 shares.

                                   ----------

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


================================================================================

                          PART I. FINANCIAL INFORMATION

                       SHELL OIL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                               Millions of Dollars


                                                        SECOND QUARTER        SIX MONTHS
                                                       -----------------   -----------------
                                                        1999      1998      1999      1998
                                                       -------   -------   -------   -------
REVENUES
    Sales and other operating revenue ..............   $ 4,326   $ 5,235   $ 7,813   $10,261
    Less:  Consumer excise and sales taxes .........        29       419        51       796
                                                       -------   -------   -------   -------
                                                         4,297     4,816     7,762     9,465
    Equity in income of affiliates .................        34       151       173       271
    Interest and other income ......................        30        63        35        99
                                                       -------   -------   -------   -------
          TOTAL ....................................     4,361     5,030     7,970     9,835
                                                       -------   -------   -------   -------

COSTS AND EXPENSES
    Purchased raw materials and products ...........     2,528     3,056     4,606     6,006
    Operating expenses .............................       913       687     1,561     1,387
    Selling, general and administrative expenses ...        98       195       184       453
    Exploration, including exploratory dry holes ...        49       110        83       179
    Research expenses ..............................        36        40        68        79
    Depreciation, depletion, amortization and
       retirements .................................       102       342       392       738
    Interest and discount amortization .............        80       101       157       186
                                                       -------   -------   -------   -------
          TOTAL ....................................     3,806     4,531     7,051     9,028
                                                       -------   -------   -------   -------

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST ..................................   $   555   $   499   $   919   $   807

    Federal and other income taxes .................       102       162       127       274
    Minority interest in income
       of subsidiaries .............................        14        21        26        45
                                                       -------   -------   -------   -------

NET INCOME .........................................   $   439   $   316   $   766   $   488
                                                       =======   =======   =======   =======

Note: Certain 1998 amounts have been reclassified to conform with current year presentation.

                       SHELL OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               Millions of Dollars


                                                                JUNE 30,    DECEMBER 31,
                                                                  1999         1998
                                                                --------    ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents .............................      $   284      $   322
   Receivables and prepayments, less allowance for
      doubtful accounts ..................................        3,037        2,235
   Owing by related parties ..............................          700          618
   Inventories of products ...............................          762          723
   Inventories of materials and supplies .................          149          150
                                                                -------      -------
             TOTAL CURRENT ASSETS ........................        4,932        4,048
INVESTMENTS ..............................................        9,140        9,345
LONG-TERM RECEIVABLES AND DEFERRED CHARGES ...............        1,808        1,706
PROPERTY, PLANT AND EQUIPMENT AT COST, LESS
   ACCUMULATED DEPRECIATION, DEPLETION AND
   AMORTIZATION OF $11,368 AT JUNE 30, 1999
   AND $12,735 AT DECEMBER 31, 1998 ......................       11,026       11,444
                                                                -------      -------
             TOTAL .......................................      $26,906      $26,543
                                                                =======      =======


LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
   Accounts payable - trade ..............................      $ 1,214      $ 1,490
   Other payables and accruals ...........................        1,576        1,406
   Income, operating and consumer taxes ..................          642           88
   Owing to related parties ..............................          573          553
   Short-term debt .......................................        5,704        5,301
                                                                -------      -------
           TOTAL CURRENT LIABILITIES .....................        9,709        8,838
LONG-TERM DEBT ...........................................          476          490
DEFERRED INCOME TAXES ....................................        1,586        2,000
LONG-TERM LIABILITIES ....................................        2,302        2,287
MINORITY INTEREST AND PREFERRED STOCK OF SUBSIDIARIES ....        1,529        1,542
SHAREHOLDER'S EQUITY
   Common stock - 1,000 shares of $10 per share
       par value .........................................           --           --
   Capital in excess of par value ........................        2,206        2,206
   Earnings reinvested ...................................        9,098        9,180
                                                                -------      -------
           TOTAL SHAREHOLDER'S EQUITY ....................       11,304       11,386
                                                                -------      -------
           TOTAL .........................................      $26,906      $26,543
                                                                =======      =======

                       SHELL OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               Millions of Dollars


                                                                            SIX MONTHS
                                                                        ------------------
                                                                          1999       1998
                                                                        -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income .......................................................   $   766    $   488
   Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation, depletion, amortization and retirements ....       392        738
           Dividends less than equity income ........................      (105)       (76)
           (Increases) decreases in working capital:
             Receivables and prepayments ............................      (781)      (202)
             Inventories ............................................       (38)      (161)
             Current payables and accruals ..........................       366       (295)
           Deferred income taxes ....................................      (414)      (250)
           Minority interest in income of subsidiaries ..............        26         45
           Other noncurrent items ...................................       (89)       225
                                                                        -------    -------
             Net Cash Provided by Operating Activities ..............       123        512

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
   Capital Expenditures .............................................      (917)    (2,564)
   Proceeds from property sales and salvage .........................       965        196
   Other investments ................................................       289        241
                                                                        -------    -------
             Net Cash Provided by (Used for) Investing Activities ...       337     (2,127)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt .........................        --        324
   Principal payments on long-term debt .............................       (11)      (370)
   Proceeds from sales of securities of subsidiaries ................        (5)       246
   Dividends to shareholder .........................................      (850)      (825)
   Dividends to minority interest ...................................       (32)       (46)
   Increase in short-term obligations ...............................       400      2,230
                                                                        -------    -------
             Net Cash Provided by (Used for) Financing Activities ...      (498)     1,559

NET CASH FLOWS
   Decrease in cash and cash equivalents ............................   $   (38)   $   (56)
                                                                        =======    =======

CASH AND CASH EQUIVALENTS
   Balance at beginning of period ...................................   $   322    $   342
   Decrease in cash and cash equivalents ............................       (38)       (56)
                                                                        -------    -------
             Balance at end of period ...............................   $   284    $   286
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

         The results for the second quarter of 1999 should not be construed as necessarily indicative of future financial results.


B. EQUILON ENTERPRISES LLC

         Summarized unaudited financial information for Equilon Enterprises LLC ("Equilon"), formed January 1, 1998 and jointly owned 56 percent by Shell Oil and 44 percent by Texaco Inc. ("Texaco") is presented below on a 100 percent Equilon basis:

                                 Three Months Ended     Six Months Ended
                                       June 30               June 30
                                 ------------------    ------------------
                                   1999       1998       1999       1998
                                 -------    -------    -------    -------
                                          (millions of dollars)
   Gross Revenues.............   $ 8,008    $ 6,070    $13,787    $12,095
   Income(Loss) Before Tax ...      (123)       198         48        310

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

C. MOTIVA ENTERPRISES LLC

         Summarized unaudited financial information for Motiva Enterprises LLC ("Motiva"), formed July 1, 1998 and jointly owned 35 percent by Shell Oil and
32.5 percent each by Texaco and by Saudi Refining, Inc., a corporate affiliate of Saudi Aramco, is presented below on a 100 percent Motiva basis:

                                 Three Months Ended     Six Months Ended
                                    June 30, 1999        June 30, 1999
                                 ------------------     ----------------
                                          (millions of dollars)
   Gross Revenues............          $3,073                $5,315
   Income(Loss) Before Tax...             (21)                   20

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


D. INTERIM SEGMENT INFORMATION

         The following segment information has been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," which was adopted by Shell Oil in 1998. The adoption of SFAS No. 131 did not result in a change in Shell Oil's reportable segments; however, the net income for the three month and six month periods ended June 30, 1998 for each segment has been restated from that previously reported. The restatement is primarily to reflect the allocation to the segments of interest income and interest expense previously reported as "Nonallocated Items."

                                                            Three months ended June 30, 1999
                                     --------------------------------------------------------------------------------
                                     Oil and    Downstream     Oil       Chemical      All       Nonalloc.
                                       Gas         Gas       Products    Products     Other        Items      Total
                                     --------   ----------   --------    --------    --------    ---------   --------
                                                                  (millions of dollars)
Sales and other operating
  revenues, including intersegment   $    927    $  2,081    $    741    $  1,337    $    173    $     22    $  5,281
Intersegment sales and revenues          (442)        (59)       (117)       (229)       (121)        (16)       (984)
                                     --------    --------    --------    --------    --------    --------    --------
Total external revenues              $    485    $  2,022    $    624    $  1,108    $     52    $      6    $  4,297
                                     ========    ========    ========    ========    ========    ========    ========

Segment net income (loss)            $    310    $     24    $     36    $     78    $      2    $    (11)   $    439
Segment assets                          9,969       5,054       5,886       5,182         285         530      26,906

----------------------------------
Segment assets at
  December 31, 1998                  $ 10,106    $  4,307    $  5,970    $  4,608    $    342    $  1,210    $ 26,543


                                                      Three months ended June 30, 1998 (restated)
                                     --------------------------------------------------------------------------------
                                     Oil and    Downstream     Oil       Chemical      All       Nonalloc.
                                       Gas         Gas       Products    Products     Other        Items      Total
                                     --------   ----------   --------    --------    --------    ---------   --------
                                                                  (millions of dollars)
Sales and other operating
  revenues, including intersegment   $    985    $  1,712    $  1,694    $  1,346    $    143    $     27    $  5,907
Intersegment sales and revenues          (409)        (25)       (150)       (373)       (122)        (12)     (1,091)
                                     --------    --------    --------    --------    --------    --------    --------
Total external revenues              $    576    $  1,687    $  1,544    $    973    $     21    $     15    $  4,816
                                     ========    ========    ========    ========    ========    ========    ========

Segment net income (loss)            $    155    $      4    $    102    $     72    $      8    $    (25)   $    316
Segment assets                         12,581       4,812       7,934       5,395         154       1,486      32,362

----------------------------------
Segment assets at
  December 31, 1997                  $ 13,123    $     --    $  9,277    $  5,342    $    211    $  1,648    $ 29,601

                                                             Six months ended June 30, 1999
                                     --------------------------------------------------------------------------------
                                     Oil and    Downstream     Oil       Chemical      All       Nonalloc.
                                       Gas         Gas       Products    Products     Other        Items      Total
                                     --------   ----------   --------    --------    --------    ---------   --------
                                                                  (millions of dollars)
Sales and other operating
  revenues, including intersegment   $  1,682    $  3,835    $  1,132    $  2,512    $    307    $     51    $  9,519
Intersegment sales and revenues          (784)       (115)       (180)       (442)       (205)        (31)     (1,757)
                                     --------    --------    --------    --------    --------    --------    --------
Total external revenues              $    898    $  3,720    $    952    $  2,070    $    102    $     20    $  7,762
                                     ========    ========    ========    ========    ========    ========    ========

Segment net income (loss)            $    534    $     17    $     89    $    166    $     (4)   $    (36)   $    766


                                                        Six months ended June 30, 1998 (restated)
                                     --------------------------------------------------------------------------------
                                     Oil and    Downstream     Oil       Chemical      All       Nonalloc.
                                       Gas         Gas       Products    Products     Other        Items      Total
                                     --------   ----------   --------    --------    --------    ---------   --------
                                                                  (millions of dollars)
Sales and other operating
  revenues, including intersegment   $  1,937    $  3,386    $  3,152    $  2,801    $    275    $     54    $ 11,605
Intersegment sales and revenues          (786)        (53)       (290)       (750)       (238)        (23)     (2,140)
                                     --------    --------    --------    --------    --------    --------    --------
Total external revenues              $  1,151    $  3,333    $  2,862    $  2,051    $     37    $     31    $  9,465
                                     ========    ========    ========    ========    ========    ========    ========

Segment net income (loss)            $    279    $     (1)   $    101    $    170    $     17    $    (78)   $    488

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

         Since 1984, the Company has been named with others as a defendant in numerous product liability cases, including class actions, involving the failure of residential plumbing systems constructed with polybutylene plastic pipe. The Company has also been sued regarding failures in polybutylene pipe connecting users with utility water lines and polybutylene pipe used in municipal water distribution systems. The Company fabricated the resin for this pipe. Two other substantial manufacturers made the resins for the polyacetal insert fittings used in many of the residential plumbing systems (the fittings co-defendants) and are also defendants in those cases. The Company and the fittings co-defendants have agreed on a mechanism to fund the payment of most of the residential plumbing claims in the United States as the result of two class action settlements (the "class action settlement"). The class action settlement provides for the creation of an entity to receive and handle claims and for a $950 million fund to pay such claims, which claims may be filed until 2009, depending on various factors. The entity, Consumer Plumbing Recovery Center, was created in 1995. If the settlement funds are exhausted, additional funds may be provided by the defendants, or claimants who have not received their full benefits under the class action settlements may seek their remedy in a new court proceeding at that time. Additionally, claims continue to be filed involving alleged problems with polybutylene pipe used in municipal water distribution systems. The Company will continue to defend these matters vigorously but it cannot currently predict when or how polybutylene related matters will finally be resolved.

          In an October 1997 decision by the United States District Court in Delaware, certain income tax credits recorded by Shell Oil in previous years arising out of production of oil from reserves which it believes classify as "tar sands" for tax credits were denied because the Court determined that Shell Oil used the wrong definition of tar sands production to calculate the same. Shell Oil believes that the District Court decision was incorrect and appealed the decision to the Third Circuit Court of Appeals in September 1998. In June 1999, the Third Circuit held that the government's definition was a correct definition of the phrase "oil produced from tar sands." Shell Oil is considering various options available with respect to the Third Circuit opinion. Shell Oil also believes that many of its tar sands tax credits are validly claimed under the alternative definition asserted by the government in the District Court case.

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

                                   ----------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         AS DISCUSSED IN NOTE D OF THE NOTES TO INTERIM FINANCIAL STATEMENTS, THE NET INCOME FOR THE THREE MONTH AND SIX MONTH PERIODS ENDING JUNE 30, 1998 FOR EACH OF SHELL OIL'S REPORTABLE OPERATING SEGMENTS HAS BEEN RESTATED FROM THAT PREVIOUSLY REPORTED. THE 1998 RESTATEMENT WAS MADE TO BE CONSISTENT WITH THE 1999 PRESENTATION REFLECTING THE ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION."

         Shell Oil reported second quarter 1999 net income of $439 million, an increase of $123 million, or 39 percent over the second quarter of 1998. Excluding special items in both quarters, adjusted net income in the 1999 quarter totaled $360 million, an increase of $48 million, or 15 percent.

         The key operational elements contributing to improved earnings in the second quarter of 1999 as compared to 1998 were lower operating costs coupled with higher average crude oil prices. Domestic average crude oil prices increased 22 percent over the same period last year. Also contributing to improved earnings was lower depreciation expense in the 1999 quarter in part due to asset sales in 1999, and the effect of suspending depreciation on assets held for sale. Partially offsetting these improvements were lower refined product margins, natural gas prices, and production of oil and gas.

         For the first six months of 1999, net income was $766 million, an increase of $278 million, or 57 percent, over the same period last year. Excluding special items, adjusted net income for 1999 totaled $553 million, up $70 million, or 14 percent, over 1998. Lower operating costs and depreciation expense resulting in part from asset sales in 1999, and the effect of suspending depreciation on assets held for sale, more than offset the effects from lower natural gas prices and production, and lower margins for oil and chemical products.

         Special items in the 1999 periods benefited net income $79 million for the quarter and $213 million for the first half. Special items in the second quarter of 1999 were comprised primarily of gains from asset sales and a prior year tax adjustment, partially offset by adjustments to market value for assets held for sale. Special items increased 1998 net income by $4 million for the quarter and $5 million in the first six months.


OIL AND GAS EXPLORATION AND PRODUCTION

Income Highlights                          Second Quarter           Six Months
-----------------                          ---------------       ---------------
(millions of dollars)                      1999       1998       1999       1998
                                           ----       ----       ----       ----
   Segment Net Income ..............       $310       $155       $534       $279
   Special Items ...................         58         39        153         42
                                           ----       ----       ----       ----
   Adjusted Net Income .............        252        116        381        237

         Oil and gas exploration and production earnings in the second quarter of 1999 totaled $310 million, an increase of $155 million over 1998. For the first half of 1999, earnings were $534 million, up $255 million. Excluding special items in the comparable periods, adjusted net income increased $136 million in the 1999 quarter versus 1998 and $144 million in the first half comparison.

     Lower operating and exploratory costs were the primary factors contributing to the improvements in both 1999 periods over 1998. Benefits were also derived during the second quarter of 1999 compared to 1998 from higher average crude oil prices, partially offset by lower production volumes. For the second quarter of 1999, domestic crude oil prices averaged $13.68 per barrel, increasing $2.51 per barrel, or 22 percent, over the 1998 quarter. For the six-month periods, average domestic crude oil prices were virtually unchanged, averaging approximately $11.60 per barrel. Natural gas prices averaged $2.08 per thousand cubic feet in the second quarter of 1999, down 4 percent from the same period last year. For the first six months of 1999, natural gas prices averaged $1.89 per thousand cubic feet, down 12 percent from last year. Also contributing to the improvements in both 1999 periods was lower depreciation expense, resulting in part from asset sales in 1999 and the effect of suspending depreciation on assets held for sale.

     As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, in April 1999, Shell Oil announced that it had entered into a definitive agreement to sell to Apache Corporation a significant number of oil and gas properties located on the outer continental shelf of the Gulf of Mexico. The agreed upon sales price for the properties was $715 million in cash, subject to adjustments, plus one million shares of Apache Corporation common stock. The sale was closed in May 1999. Included in the properties sold were a portion of the oil and gas properties which in 1998, were identified as "assets to be sold" and which at that time were written down to their estimated sales prices.

         Average domestic crude oil production during the 1999 periods was 427,000 barrels per day for the quarter and 429,000 barrels per day for the six months, decreasing 33,000 and 26,000 barrels per day, respectively, compared to 1998. These reductions are attributable to property sales in the shelf region of the Gulf of Mexico and onshore, as well as normal production declines. Deepwater production of crude oil was up in the quarter-to-quarter comparison. Natural gas production averaged 2,020 million cubic feet daily during the second quarter of 1999, down 56 million cubic feet daily, or 3 percent. Property sales more than offset increased deepwater production, resulting in the period-to-period natural gas decline. For the six month period of 1999, natural gas production averaged 2,032 million cubic feet daily, an increase of 45 million, or 3 percent.

         Domestic crude oil and natural gas production numbers include Shell Oil's net production plus a pro rata share, based on ownership interest, of domestic equity companies' production. Equity companies are those companies in which Shell Oil has significant influence but not control.

DOWNSTREAM GAS

Income Highlights                             Second Quarter       Six Months
-----------------                             --------------     --------------
(millions of dollars)                         1999      1998     1999      1998
                                              ----      ----     ----      ----
   Segment Net Income (Loss) ............     $ 24         4     $ 17        (1)
   Special Items ........................       53        --       53        --
                                              ----      ----     ----      ----
     Adjusted Net Income (Loss) .........      (29)        4      (36)       (1)

         Downstream gas earnings for the second quarter of 1999 were $24 million, up $20 million over the same period last year. For the first half of 1999, earnings totaled $17 million, up $18 million over the 1998 period. Excluding a favorable adjustment to market value for assets held for sale, adjusted net income decreased $33 million from the 1999 quarter versus 1998, and $35 million in the first-half comparison.

         During the second quarter of 1999, earnings benefited from higher storage margins and from lower depreciation expense reflecting in part the effect of suspending depreciation on assets held for sale. However, lower earnings from gas marketing and trading activities due to limited market volatility and increased allocated financing costs, more than offset the improvement. Sales of natural gas in the 1999 quarter increased to 9.2 billion cubic feet per day, up 16 percent over the 1998 quarter and 27 percent in the first-half of 1999 as compared to 1998; however, margins on gas sales in Canada were depressed.

         During the second quarter of 1999, Shell Oil finalized an agreement to sell its Transok LLC affiliate at a sales price of approximately $700 million. The sale was closed on July 1, 1999. As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, during the fourth quarter of 1998, Shell Oil announced its intent to sell Transok LLC, a gatherer, processor and transporter of natural gas in Oklahoma, and wrote down the carrying value of the asset to its then estimated sales value. Based on the finalized sales agreement, a favorable adjustment to the carrying value was made during the second quarter of 1999.

OIL PRODUCTS

Income Highlights                       Second Quarter          Six Months
-----------------                      ----------------       --------------
(millions of dollars)                  1999        1998       1999      1998
                                       ----        ----       ----      ----
   Segment Net Income ...........      $ 36        $102       $ 89      $101
   Special Items ................       (21)        (29)        15       (30)
                                       -----       ----       ----      ----
     Adjusted Net Income ........        57         131         74       131

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

         Oil products earnings totaled $36 million in the second quarter of 1999, a decrease of $66 million from the 1998 period. For the first half of 1999, earnings were $89 million, a decrease of $12 million. Excluding special items, adjusted net income declined $74 million in the quarter comparison, and $57 million in the first half of 1999 compared to 1998. Special items in the quarter primarily included the effect of asset writedowns to their estimated sales values as a result of the pending sale by Equilon of its El Dorado and Wood River refineries, partially offset by a favorable prior year tax adjustment.

         Contribution margins declined quarter-to-quarter, reflecting severely depressed refining margins on the Gulf Coast and Eastern regions of the United States. These margin declines, plus refinery downtime more than offset earnings benefits from West Coast contribution margin improvements and Alliance synergies.

CHEMICAL PRODUCTS

Income Highlights                      Second Quarter            Six Months
-----------------                     ----------------        ----------------
(millions of dollars)                 1999        1998        1999        1998
                                      ----        ----        ----        ----
   Segment Net Income ..........      $ 78        $ 72        $166        $170
   Special Items ...............       (11)        (11)         (8)         (9)
                                      ----        ----        ----        ----
     Adjusted Net Income .......        89          83         174         179

         Chemical products earnings were $78 million in the second quarter of 1999, an increase of $6 million over 1998. For the first six months of 1999, chemical products earnings totaled $166 million, a decrease of $4 million. Excluding special items in the comparable periods, adjusted net income for the 1999 quarter increased $6 million over the comparable 1998 period, but declined $5 million for the first six months.

         In the second quarter of 1999, benefits from lower operating costs and lower depreciation expense reflecting in part the effect of the suspension of depreciation on assets held for sale were mostly offset by lower margins due to declining selling prices and higher feedstock costs. For the six months of 1999, lower contribution margins in the 1999 period was the key factor in the earnings decline and more than offset benefits from lower operating costs and lower depreciation expense.

ALL OTHER

         The other operating segments' earnings in the second quarter of 1999 was $2 million, down $6 million from the same quarter last year. For the first half of 1999, the other operating segments incurred a loss of $4 million, a decrease of $21 million from 1998. The decline in the first half comparison was mainly due to lower margins derived from service operations.

NONALLOCATED ITEMS

         Nonallocated costs totaled $11 million in the second quarter and $36 million in the first half of 1999, decreasing $14 million and $42 million from the respective 1998 periods. The declines in both 1999 periods was primarily due to a high level of costs in 1998 related to a brand initiative program and lower financing costs in 1999.

FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

         Cash flow provided by operating activities totaled $123 million for the first six months of 1999, compared with $512 million in the comparable period last year, a decrease of $389 million. The period to period decrease was attributable to higher working capital requirements. Cash generated from operating activities, coupled with an increase in debt of $389 million and proceeds from property sales and other investments in the first six months of 1999, was used primarily for capital expenditures of $917 million and dividend payments of $882 million.

OTHER MATTERS

REPORT ON YEAR 2000 ISSUES

         Shell Oil has been engaged in the identification, analysis and remediation of the Year 2000 ("Y2K") computer date problem since 1997. This problem is associated with the incorrect interpretation by the computer of dates which are numerically related to the change of the millennium. Large and small computing devices and associated software used in running large business applications as well as some kinds of industrial automation systems are potentially subject to this problem.

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

         The analysis and inventory of potential Y2K problems has been completed in all areas involving critical IT Systems and Imbedded Technology Systems, with remediation requirements identified and remediation plans developed. At June 30, 1999, remediation of Y2K problems in all such areas in which issues have been identified had been substantially completed with the remaining remediation work expected to be completed during the third quarter of 1999. Remediation has been primarily handled by internal company staff, although some outside companies have been involved in the remediation associated with particular systems. It is expected that analysis of interfaces with key Third Parties will continue through the third quarter of 1999 to insure appropriate coordination and, where necessary or appropriate, development of contingency plans in the event a Third Party cannot meet its commitments to Shell Oil. Analyses and remediation of non-critical IT Systems, Imbedded Technology Systems and Third Party interfaces will continue through the remainder of the year.

         As to the Imbedded Technology Systems used in industrial automation within Shell Oil, the various Shell Oil businesses have used several approaches in the identification and analysis of the potential Y2K problem in such systems, including field installation inspection, and inspection of design blueprints, with field-testing to confirm the adequacy of design information. At June 30, 1999, remediation of substantially all material Y2K problems with this technology had been completed with the remaining remediation expected to be completed as part of other scheduled facility maintenance occurring during the third quarter of 1999.

         Due to a business-driven demand for improved computing systems throughout Shell Oil, the primary business computing systems in each Shell Oil business organization are being replaced in this decade. These new systems are represented to be fully Y2K compliant by their manufacturers, and Shell Oil believes that it will have no Y2K issues in its important business computing systems. While acquisition of these new IT Systems for business computing avoided the necessity of dealing with Y2K issues in the predecessor systems, the cost of these systems was incurred primarily for other business reasons. The majority of the costs of each such system are being capitalized and charged against income over the estimated useful life of the systems. Funds for the acquisition of these systems are included in the capital budget of the respective businesses.

         Costs associated with the identification, analysis and remediation of Y2K problems, including the repair or replacement of imbedded technology systems, are currently projected by the businesses at approximately $150 million. These costs are being charged to expense as incurred and do not include Y2K costs of equity companies. At June 30, 1999, approximately 90 percent of such expenditure had been committed or incurred. Funding for these efforts has been a part of the normal budgeting of current operations within each business.

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

         The key objective of Shell Oil's extensive program to address the Y2K computer technology problem is the significant reduction or complete elimination of the risk to business operations. Internal audits completed during the first half of 1999 of Shell Oil's major business units have further validated the coverage of the Y2K remediation programs in meeting this objective. These audits will continue during third quarter. As a contingency plan, steps are being developed to manage this issue around key dates where unanticipated Y2K problems may arise. Current plans include the positioning of skilled computer staff in the various areas of business operations to insure quick response to any unexpected Y2K problems arising due to failure to previously detect the problem or due to inadequate remediation. Shell Oil is continuing to review and develop its current business operation contingency plans in order to understand what additions may be appropriate to those plans to deal with residual risk associated with Y2K problems. These plans include decisions on operating schedules and staff deployment during time periods in which Y2K-related problems are most likely to occur.

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

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). As issued, this new standard is effective for fiscal years beginning after June 15, 1999. In June 1999, the Financial Accounting Standard Board issued SFAS 137 which deferred the effective date of SFAS 133 by one year to be effective for fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet completed its evaluation of the impact of the adoption of this new standard.

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

                                   ----------

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

         The Company's subsidiary, Shell Chemical Company, received a Notice of Violation and Proposed Penalty from the Louisiana Department of Environmental Quality ("LADEQ") alleging violations in 1998 at the Norco, Louisiana chemical complex of the leak detection and repair regulations under the Louisiana Environmental Quality Act. Shell Chemical Company and the LADEQ are engaged in discussions regarding the allegations of the notice.


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


                                          SHELL OIL COMPANY



                                       By             N. J. CARUSO
                                          -------------------------------------
                                          N. J. Caruso, Chief Financial Officer
                                          and Controller (Principal Accounting
                                          and Duly Authorized Officer)


Date:  August 5, 1999

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
  27          Financial Data Schedule