Form 10-Q
period 1999-09-30
SHELL OIL CO
filed 1999-11-12
CIK 89629

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -------------------

                          Commission File Number 1-2475

                                SHELL OIL COMPANY
             (Exact Name of Registrant as Specified in its Charter)


              Delaware                                           13-1299890
      (State of Incorporation)                     (I.R.S. Employer Identification No.)

    One Shell Plaza, Houston, Texas                                77002
(Address of Principal Executive Offices)                         (Zip Code)

        Registrant's Telephone Number, Including Area Code (713) 241-6161

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $10.00 par value, outstanding as of September 30, 1999 - 1,000 shares.

                -----------------------------------------------

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

================================================================================

                          PART I. FINANCIAL INFORMATION

                       SHELL OIL COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                               Millions of Dollars


                                                                  THIRD QUARTER                   NINE MONTHS
                                                                 --------------           ---------------------------
                                                                1999           1998           1999            1998
                                                              -------       --------        -------         -------
REVENUES
    Sales and other operating revenue..................       $ 5,298         $3,667        $13,112         $13,927
    Less:  Consumer excise and sales taxes.............            25              2             76             798
                                                              -------         ------        -------         -------
                                                                5,273          3,665         13,036          13,129
    Equity in income of affiliates.....................           395            146            567             417
    Interest and other income..........................            23            115             58             215
                                                              -------         ------        -------         -------
          TOTAL........................................         5,691          3,926         13,661          13,761
                                                              -------         ------        -------         -------

COSTS AND EXPENSES
    Purchased raw materials and products...............         3,628          2,254          8,341           8,258
    Operating expenses.................................           710            668          2,161           2,055
    Selling, general and administrative expenses.......           100            163            284             616
    Exploration, including exploratory dry holes.......            37             62            120             242
    Research expenses..................................            32             37             99             116
    Depreciation, depletion and amortization...........           301            357            779           1,176
    Gain on asset sales................................          (421)          (204)          (507)           (285)
    Interest and discount amortization.................            70            108            227             294
                                                              -------         ------        -------         -------
          TOTAL........................................         4,457          3,445         11,504          12,472
                                                              -------         ------        -------         -------

INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST......................................       $ 1,234         $  481        $ 2,157         $ 1,289

    Federal and other income taxes.....................           309            209            439             483
    Minority interest in income
       of subsidiaries.................................            25             14             51              60
                                                              -------         ------        -------         -------

NET INCOME.............................................       $   900         $  258        $ 1,667         $   746
                                                              =======         ======        =======         =======

Note: Certain 1998 amounts have been reclassified to conform with current year presentation.

                       SHELL OIL COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               Millions of Dollars


                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                     1999                1998
                                                                              ----------------     ---------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents...............................................      $     879           $     322
   Receivables and prepayments, less allowance for
      doubtful accounts....................................................          3,112               2,235
   Owing by related parties................................................            845                 618
   Inventories of products.................................................            776                 723
   Inventories of materials and supplies...................................            132                 150
                                                                                 ---------           ---------
             TOTAL CURRENT ASSETS..........................................          5,744               4,048
INVESTMENTS................................................................          9,284               9,345
LONG-TERM RECEIVABLES AND DEFERRED CHARGES.................................          1,825               1,706
PROPERTY, PLANT AND EQUIPMENT AT COST, LESS
   ACCUMULATED DEPRECIATION, DEPLETION AND
   AMORTIZATION OF $10,919 AT SEPTEMBER 30, 1999
   AND $12,735 AT DECEMBER 31, 1998........................................         10,242              11,444
                                                                                 ---------           ---------
             TOTAL.........................................................      $  27,095           $  26,543
                                                                                 =========           =========


LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
   Accounts payable - trade................................................      $   1,249           $   1,490
   Other payables and accruals.............................................          1,631               1,406
   Income, operating and consumer taxes....................................            732                  88
   Owing to related parties................................................            720                 553
   Short-term debt.........................................................          5,174               5,301
                                                                                 ---------           ---------
           TOTAL CURRENT LIABILITIES.......................................          9,506               8,838
LONG-TERM DEBT.............................................................            294                 490
DEFERRED INCOME TAXES......................................................          1,455               2,000
LONG-TERM LIABILITIES......................................................          2,570               2,287
MINORITY INTEREST AND PREFERRED STOCK OF SUBSIDIARIES......................          1,537               1,542
SHAREHOLDER'S EQUITY
   Common stock - 1,000 shares of $10 per share
       par value...........................................................             --                  --
   Capital in excess of par value..........................................          2,206               2,206
   Earnings reinvested.....................................................          9,527               9,180
                                                                                 ---------           ---------
           TOTAL SHAREHOLDER'S EQUITY......................................         11,733              11,386
                                                                                 ---------           ---------
           TOTAL...........................................................      $  27,095           $  26,543
                                                                                 =========           =========

                       SHELL OIL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               Millions of Dollars


                                                                               NINE MONTHS
                                                                           -----------------
                                                                          1999             1998
                                                                         -------          -----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ....................................................      $ 1,667       $   746
   Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation, depletion, amortization ...................          779         1,176
         Gain on asset sales .....................................         (507)         (285)
         Dividends in excess of (less than) equity income ........         (221)           17
         (Increases) decreases in working capital:
                Receivables and prepayments ......................       (1,002)         (549)
                Inventories ......................................          (35)         (139)
                Current payables and accruals ....................          693           446
           Deferred income taxes .................................         (545)          (93)
           Minority interest in income of subsidiaries ...........           51            60
           Other noncurrent items ................................          155           190
                                                                        -------       -------
              Net Cash Provided by Operating Activities ..........        1,035         1,569

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES
   Capital Expenditures ..........................................       (1,207)       (3,105)
   Proceeds from property sales and salvage ......................        2,491           160
   Other investments .............................................          (65)          507
                                                                        -------       -------
              Net Cash Provided by (Used for) Investing
                   Activities ....................................        1,219        (2,438)

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt ......................           --           324
   Principal payments on long-term debt ..........................         (460)         (332)
   Proceeds from sales of securities of subsidiaries .............          (52)          321
   Dividends to shareholder ......................................       (1,275)       (1,238)
   Dividends to minority interests ...............................          (48)          (60)
   Increase in short-term obligations ............................          138         1,897
                                                                        -------       -------
              Net Cash Provided by (Used for) Financing
                   Activities ....................................       (1,697)          912

NET CASH FLOWS
   Increase in cash and cash equivalents .........................      $   557       $    43
                                                                        =======       =======

CASH AND CASH EQUIVALENTS
   Balance at beginning of period ................................      $   322       $   342
   Increase in cash and cash equivalents .........................          557            43
                                                                        -------       -------
              Balance at end of period ...........................      $   879       $   385
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

      The results for the third quarter of 1999 should not be construed as necessarily indicative of future financial results.


B. EQUILON ENTERPRISES LLC

      Summarized unaudited financial information for Equilon Enterprises LLC ("Equilon"), formed January 1, 1998 and jointly owned 56 percent by Shell Oil and 44 percent by Texaco Inc. ("Texaco") is presented below on a 100 percent Equilon basis:


                                                               Three Months Ended             Nine Months Ended
                                                                  September 30                   September 30
                                                          ----------------------------    --------------------------
                                                              1999            1998            1999             1998
                                                              ----            ----            ----             -----
                                                                              (millions of dollars)
   Gross Revenues......................................     $8,501          $6,100          $19,955         $18,195
   Income Before Tax ..................................        330             232              378             542

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


C. MOTIVA ENTERPRISES LLC

      Summarized unaudited financial information for Motiva Enterprises LLC ("Motiva"), formed July 1, 1998 and jointly owned 35 percent by Shell Oil and
32.5 percent each by Texaco and by Saudi Refining, Inc., a corporate affiliate of Saudi Aramco, is presented below on a 100 percent Motiva basis:


                                                               Three Months Ended               Nine Months Ended
                                                                   September 30                 September 30, 1999
                                                          ----------------------------     ----------------------------
                                                              1999            1998
                                                              ----            ----
                                                                              (millions of dollars)
   Gross Revenues......................................   $  3,416         $ 2,877                   $ 8,432
   Income Before Tax ..................................         45              59                        65

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


D. INTERIM SEGMENT INFORMATION

      The following segment information has been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," which was adopted by Shell Oil in 1998. The adoption of SFAS No. 131 did not result in a change in Shell Oil's reportable segments; however, the net income for the three month and nine month periods ended September 30, 1998 for each segment has been restated from that previously reported. The restatement is primarily to reflect the allocation to the segments of interest income and interest expense previously reported as "Nonallocated Items."

      Income taxes are allocated to the operating segments on the basis of the respective segments' contributions to taxable income reduced by applicable tax credits. However, the allocation among the segments of a tax benefit realized in the third quarter of 1999 was based upon the agreed value to the segments of the transaction as determined by management.

                                                          Three months ended September 30, 1999
                                     -------------------------------------------------------------------------------
                                     Oil and   Downstream      Oil       Chemical      All       Nonalloc.
                                       Gas         Gas       Products    Products     Other       Items        Total
                                     --------    --------    --------    --------    --------    --------    --------
                                                                  (millions of dollars)

Sales and other operating
  revenues, including intersegment   $  1,166    $  2,621    $    919    $  1,341    $    112    $     24    $  6,183
Intersegment sales and revenues          (505)        (70)       (122)       (108)        (92)        (13)       (910)
                                     --------    --------    --------    --------    --------    --------    --------
Total external revenues              $    661    $  2,551    $    797    $  1,233    $     20    $     11    $  5,273
                                     ========    ========    ========    ========    ========    ========    ========
Segment net income (loss)            $    656    $     20    $    111    $    134    $     --    $    (21)   $    900
Segment assets                         10,187       4,441       6,106       5,421         330         610      27,095

----------------------------------
Segment assets at
   December 31, 1998                 $ 10,106    $  4,307    $  5,970    $  4,608    $    342    $  1,210    $ 26,543

                                                      Three months ended September 30, 1998 (restated)
                                     --------------------------------------------------------------------------------
                                     Oil and    Downstream     Oil       Chemical      All       Nonalloc.
                                       Gas         Gas       Products    Products     Other        Items       Total
                                     --------    --------    --------    --------    --------    --------    --------
                                                                  (millions of dollars)

Sales and other operating
  revenues, including intersegment   $    790    $  1,670    $    445    $  1,322    $    142    $     31    $  4,400
Intersegment sales and revenues          (301)        (13)        (72)       (211)       (129)         (9)       (735)
                                     --------    --------    --------    --------    --------    --------    --------
Total external revenues              $    489    $  1,657    $    373    $  1,111    $     13    $     22    $  3,665
                                     ========    ========    ========    ========    ========    ========    ========
Segment net income (loss)            $    126    $    (24)   $     99    $     62    $      1    $     (6)   $    258
Segment assets                         12,362       4,886       7,561       5,470         198       1,771      32,248

----------------------------------
Segment assets at
   December 31, 1997                 $ 13,123    $     --    $  9,277    $  5,342    $    211    $  1,648    $ 29,601

                                                          Nine months ended September 30, 1999
                                     --------------------------------------------------------------------------------
                                     Oil and    Downstream     Oil       Chemical      All       Nonalloc.
                                       Gas         Gas       Products    Products     Other       Items        Total
                                     --------    --------    --------    --------    --------    --------    --------
                                                                (millions of dollars)
Sales and other operating
  revenues, including intersegment   $  2,848    $  6,456    $  2,051    $  3,853    $    419    $     76    $ 15,703
Intersegment sales and revenues        (1,289)       (185)       (302)       (550)       (297)        (44)     (2,667)
                                     --------    --------    --------    --------    --------    --------    --------
Total external revenues              $  1,559    $  6,271    $  1,749    $  3,303    $    122    $     32    $ 13,036
                                     ========    ========    ========    ========    ========    ========    ========

Segment net income (loss)            $  1,190    $     37    $    201    $    299    $     (2)   $    (58)   $  1,667




                                                    Nine months ended September 30, 1998 (restated)
                                     --------------------------------------------------------------------------------
                                       Oil and  Downstream     Oil       Chemical      All      Nonalloc.
                                        Gas        Gas       Products    Products     Other       Items        Total
                                     --------    --------    --------    --------    --------    --------    --------
                                                                (millions of dollars)
Sales and other operating
  revenues, including intersegment   $  2,727    $  5,056    $  3,597    $  4,123    $    417    $     85    $ 16,005
Intersegment sales and revenues        (1,087)        (66)       (362)       (961)       (367)        (33)     (2,876)
                                     --------    --------    --------    --------    --------    --------    --------
Total external revenues              $  1,640    $  4,990    $  3,235    $  3,162    $     50    $     52    $ 13,129
                                     ========    ========    ========    ========    ========    ========    ========

Segment net income (loss)            $    405    $    (25)   $    200    $    232    $     20    $    (86)   $    746




E. EMPLOYEE SEVERANCE PROGRAMS

      As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, during 1998 Shell Oil recorded provisions for employee severance programs of approximately $115 million affecting approximately 1,200 employees. During the second and third quarters of 1999, new severance programs affecting approximately 500 employees were announced, and additional provisions totaling $52 million were recorded. The costs related to these severance programs are reflected on the Consolidated Statement of Income primarily as an increase in Operating Expenses.

      The following table reflects the provisions recorded during 1998, the additional provisions recorded in 1999, the payments made through September 30, 1999 and the remaining obligations as of September 30, 1999. Payment of the remaining obligations will be made in future periods in accordance with the provisions of the severance programs.

                               Provisions Recorded
                                     During:
                                -----------------           Payments thru          Obligations Remaining
                                1998         1999        September 30, 1999        at September 30, 1999
                                ----         ----        ------------------        ---------------------
                                                       (millions of dollars)
Employee Severance             $ 115         $ 52               $ 83                        $ 84


      At December 31, 1998, approximately one-half of the employees affected by the 1998 programs had terminated; the remaining terminations were substantially completed during the first nine months of 1999. At September 30, 1999 approximately 370 of the employees affected by the 1999 programs had terminated with the remaining terminations expected to be substantially completed by December 31, 1999.

F. CONTINGENCIES AND OTHER MATTERS

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

      In an October 1997 decision by the United States District Court in Delaware, certain income tax credits recorded by Shell Oil in previous years arising out of production of oil from reserves which it believes classify as "tar sands" for tax credits were denied because the Court determined that Shell Oil used the wrong definition of tar sands production to calculate the same. In June 1999, the Third Circuit upheld the lower court's decision. Shell Oil believes that many of its tar sands tax credits are validly claimed under the alternative definition asserted by the government in the District Court case, and is pursuing such claims in the Court of Federal Claims.

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

                            ------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      AS DISCUSSED IN NOTE D OF THE NOTES TO INTERIM FINANCIAL STATEMENTS, THE NET INCOME FOR THE THREE MONTH AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 1998 FOR EACH OF SHELL OIL'S REPORTABLE OPERATING SEGMENTS HAS BEEN RESTATED FROM THAT PREVIOUSLY REPORTED. THE 1998 RESTATEMENT WAS MADE TO BE CONSISTENT WITH THE 1999 PRESENTATION REFLECTING THE ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION."


      Shell Oil reported third quarter 1999 net income of $900 million, an increase of $642 million compared to the third quarter of 1998. Excluding special items in both quarters, adjusted net income in the 1999 quarter totaled $658 million, an increase of $470 million.

      The major elements in these significantly higher earnings were sharply higher prices for crude oil and natural gas. Average domestic crude oil prices were up 67 percent over the same period in 1998, while average natural gas prices jumped 38 percent.

      For the first nine months of 1999, net income was $1,667 million, an increase of $921 million over the same period last year. Excluding special items, adjusted net income for 1999 totaled $1,212 million, up $541 million over 1998. Lower operating costs, lower depreciation expense resulting in part from 1999 asset sales and the effect of suspending depreciation on assets held for sale, and higher average crude oil prices were the primary contributors to these improved earnings.

      Special items in the 1999 periods benefited net income $242 million for the quarter and $455 million for the first nine months. Special items in the third quarter of 1999 were comprised primarily of gains from asset sales. Special items increased 1998 net income by $70 million for the quarter and $75 million in the first nine months


OIL AND GAS EXPLORATION AND PRODUCTION


Income Highlights                                Third Quarter               Nine Months
-----------------                            --------------------        --------------------
(millions of dollars)                         1999          1998          1999          1998
                                             ------        ------        ------        ------

Segment Net Income...................        $  656        $  126        $1,190        $  405
Special Items .......................           173            56           326            98
                                             ------        ------        ------        ------
Adjusted Net Income..................           483            70           864           307


      Oil and gas exploration and production earnings in the third quarter of 1999 totaled $656 million, an increase of $530 million over 1998. For the first nine months of 1999, earnings were $1,190 million, up $785 million. Excluding special items in the comparable periods, adjusted net income increased $413 million in the 1999 quarter versus 1998 and $557 million in the nine-month comparison. Third quarter 1999 special items consisted primarily of gains on asset sales.

      The significant increase in earnings in the third quarter of 1999 over the same period last year was due primarily to sharply higher average crude oil and natural prices. The increase in earnings in the nine months comparison was primarily attributable to reduced operating costs and exploratory expenses, including dry holes, while also benefiting from higher average crude oil prices. Also contributing to the nine months improvement was lower depreciation expense, resulting in part from 1999 asset sales and the effect of suspending depreciation on assets held for sale.

      During the third quarter of 1999, Shell Oil sold a portion of its ownership in various deepwater Gulf of Mexico properties, primarily the Macaroni, Europa and Angus fields. In each case, Shell Oil remains the operator of these properties.

      For the third quarter of 1999, domestic crude oil prices averaged $17.85 per barrel, increasing $7.13 per barrel, or 67 percent over the 1998 quarter. For the first nine-month periods, domestic crude oil prices averaged $13.74 per barrel, up $2.39 per barrel, or 21 percent. Average natural gas prices were up $.71 per thousand cubic feet, or 38 percent, averaging $2.59 per thousand cubic feet. For the nine months of 1999, natural gas prices averaged $2.12, about the same as in the 1998 comparative period.

      Average domestic crude oil production during the 1999 periods was 428,000 barrels per day for the quarter and 429,000 barrels per day for the first nine months, decreasing 3,000 and 18,000 barrels per day, respectively, compared to 1998. These reductions are attributable to property sales in the shelf region of the Gulf of Mexico and onshore, as well as normal production declines. Partially offsetting the declines was new and increased production in the deepwater Gulf of Mexico and favorable weather conditions in 1999 which negatively impacted production in the 1998 period. Natural gas production averaged 1,922 million cubic feet daily during the third quarter of 1999, up 130 million cubic feet daily, or 7 percent. New and increased deepwater production and operating conditions more than offset the effects of property sales and natural declines elsewhere. For the nine month period of 1999, natural gas production averaged 1,995 million cubic feet daily, an increase of 74 million, or 4 percent.

      Domestic crude oil and natural gas production numbers include Shell Oil's net production plus a prorata share, based on ownership interest, of domestic equity companies' production. Equity companies are those companies in which Shell Oil has significant influence but not control.

DOWNSTREAM GAS


Income Highlights                                                Third Quarter                     Nine Months
-----------------                                            ---------------------           ----------------------
(millions of dollars)                                         1999           1998             1999            1998
                                                             ------        -------           ------          ------

   Segment Net Income (Loss)...........................      $  20             (24)          $  37              (25)
   Special Items ......................................         61              --             114               --
                                                             -----         -------           -----           ------
   Adjusted Net Income (Loss)..........................        (41)            (24)            (77)             (25)

      Downstream gas earnings for the third quarter of 1999 were $20 million, up $44 million over the same period last year. For the first nine months of 1999, earnings totaled $37 million, up $62 million over the 1998 period. Excluding special items related to gains from asset sales, downstream gas incurred a loss of $41 million in the quarter and $77 million for the first nine months, declining $17 million and $52 million respectively, from the 1998 periods.

      During the third quarter of 1999, benefits from improved ongoing NGL processing margins and volumes and higher onshore pipeline storage margins, were more than offset by higher operating and technology costs related to the marketing of electricity and depressed natural gas margins, particularly in Canada. In addition, nine month 1999 earnings were lower than the same period in 1998 due to higher allocated interest costs. Partially offsetting the lower nine month earnings was reduced depreciation expense resulting from 1999 asset sales.

      Also during the third quarter of 1999, Shell Oil combined its Louisiana and Mississippi natural gas liquids (NGL) business with Enterprise Products Partners L.P. In exchange, Tejas Energy, LLC, an affiliate of Shell Oil, received 14.5 million convertible special partnership units in Enterprise, 6.0 million contingent convertible special partnership units (such contingency to be fulfilled on or before December 31, 2001) and $166 million in cash.


OIL PRODUCTS


Income Highlights                                                Third Quarter                    Nine Months
-----------------                                            ---------------------          -----------------------
(millions of dollars)                                         1999           1998            1999             1998
                                                             ------         ------          ------           ------

   Segment Net Income..................................      $  111         $   99          $  201           $  200
   Special Items ......................................          --             14              15              (16)
                                                             ------         ------          ------           ------
   Adjusted Net Income.................................         111             85             186              216

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

      Oil products earnings totaled $111 million in the third quarter of 1999, an increase of $12 million over the 1998 period. For the nine months of 1999, earnings were $201 million, an increase of $1 million over the comparable 1998 period. Excluding special items, adjusted net income increased $26 million in the quarter comparison, but decreased $30 million in the nine months comparison.

      The improvement in earnings in the third quarter of 1999 over 1998 was due to strong refining margins on the West Coast, benefits of synergy gains in the Alliances (Equilon and Motiva) and lower interest costs, which more than offset weaker marketing margins. Earnings in the nine months of 1999 were lower compared to 1998 due to depressed refining margins, particularly in the Eastern and Gulf Coast regions


CHEMICAL PRODUCTS


Income Highlights                                                Third Quarter                    Nine Months
-----------------                                            ---------------------          -----------------------
(millions of dollars)                                         1999           1998            1999             1998
                                                             ------         ------          ------           ------

   Segment Net Income..................................      $  134         $   62          $  299           $  232
   Special Items ......................................           8             --              --               (9)
                                                             ------         ------          ------           ------
   Adjusted Net Income.................................         126             62             299              241

      Chemical products earnings, including special items, were $134 million in the third quarter of 1999, an increase of $72 million over 1998. For the first nine months of 1999, chemical products earnings totaled $299 million, an increase of $67 million. Excluding special items in the comparable 1999 and 1998 periods, adjusted net income increased $64 million for the 1999 quarter and $58 million for the 1999 nine months.

      In the third quarter of 1999, margins for primary chemicals improved resulting from increased selling prices. Additionally, depreciation expense was lower reflecting in part the effect of the suspension of depreciation on assets held for sale. These benefits, however, were more than offset by lower margins in downstream businesses resulting from higher feedstock costs. For the nine months of 1999 compared to 1998, earnings were lower due to depressed margins across most business lines, but partially offset by lower depreciation expense.


ALL OTHER

      All other operating segments' earnings in the third quarter of 1999 were nil, compared to earnings of $1 million in last year's quarter. For the first nine months of 1999, the other operating segment incurred a loss of $2 million, a decrease of $22 million from 1998. The decline in the nine-month comparison is mainly due to lower margins derived from service operations.


NONALLOCATED ITEMS

      Nonallocated costs reduced earnings $21 million in the third quarter and $58 million in the first nine months of 1999. Costs in the third quarter of 1999 were $15 million higher than in the 1998 period, which benefited from an undistributed insurance recovery. Costs for the first nine months of 1999 were $28 million lower than in 1998, which included a high level of expenditures associated with the brand initiative program.



FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY

      Cash flow provided by operating activities totaled $1,035 million for the first nine months of 1999, compared with $1,569 million in the comparable period last year, a decrease of $534 million. Cash generated from operating activities, coupled with proceeds from property sales totaling $2,491 million, were used for capital expenditures of $1,207 million, dividend payments of $1,275 million, and reduction of debt of $322 million.



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

      The analysis and inventory of potential Y2K problems has been completed in all areas involving critical IT Systems and Imbedded Technology Systems, with remediation requirements identified and remediation plans developed. At September 30, 1999, remediation of Y2K problems in all such areas in which issues have been identified had been substantially completed with only very small amounts of remediation work remaining to be completed during the fourth quarter of 1999. The remaining remediation work is predominantly associated with the implementation of already completed corrective work. Remediation has been primarily handled by internal company staff, although some outside companies have been involved in the remediation associated with particular systems. The analysis of interfaces with key Third Parties is substantially complete and communication with some of these parties will continue through the fourth quarter of 1999 to insure appropriate coordination and, where necessary or appropriate, adjustment of contingency plans in the event a Third Party cannot meet its commitments to Shell Oil. Analyses and remediation of non-critical IT Systems, Imbedded Technology Systems and Third Party interfaces will continue through the remainder of the year.

      As to the Imbedded Technology Systems used in industrial automation within Shell Oil, the various Shell Oil businesses have used several approaches in the identification and analysis of the potential Y2K problem in such systems, including field installation inspection, and inspection of design blueprints, with field-testing to confirm the adequacy of design information. At September 30, 1999, remediation of substantially all material Y2K problems with this technology had been completed with the remaining remediation expected to be completed as part of other scheduled facility maintenance occurring during the fourth quarter of 1999.

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

      Costs associated with the identification, analysis and remediation of Y2K problems, including the repair or replacement of imbedded technology systems, are currently projected by the businesses at approximately $150 million. These costs are being charged to expense as incurred and do not include Y2K costs of equity companies. At September 30, 1999, approximately 95 percent of such expenditure had been committed or incurred. Funding for these efforts has been a part of the normal budgeting of current operations within each business.

      Beyond the internal programs in the Shell Oil businesses, significant efforts are continuing in order to understand the position of key Third Parties with respect to possible business interruptions due to Y2K problems in their systems. Current indications are that all of Shell Oil's major Third Party customers, suppliers and service providers are well aware of this problem and have programs underway to address it. Physical testing of key interfaces and ongoing discussions are continuing with certain Third Parties to best position Shell Oil to continue its business operations without interruption. Specific attention is being given to Third Parties that have critical relationships with Shell Oil to insure that there is not a disruption in the flow of those products or services that are essential to the ability of Shell Oil to carry on its business operations. However, since Shell Oil will remain dependent on Third Party confirmations in certain areas, appropriate contingency plans have been developed in each of Shell Oil's businesses.

      The key objective of Shell Oil's extensive program to address the Y2K computer technology problem is the significant reduction or complete elimination of the risk to business operations. Internal audits completed during the first nine months of 1999 of Shell Oil's major business units have further validated the coverage of the Y2K remediation programs in meeting this objective. These audits will continue during the remainder of 1999. As a contingency plan, steps are being developed to manage this issue around key dates where unanticipated Y2K problems may arise. Current plans include the positioning of skilled computer staff in the various areas of business operations to insure quick response to any unexpected Y2K problems arising due to failure to previously detect the problem or due to inadequate remediation. Shell Oil is continuing to review its business operation contingency plans in order to understand what additions may be appropriate to those plans to deal with residual risk associated with Y2K problems. These plans include decisions on operating schedules and staff deployment during time periods in which Y2K-related problems are most likely to occur.

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


      In addition to the economic conditions and other matters discussed above affecting Shell Oil, the operations, earnings and financial condition of Shell Oil may be affected by political developments; litigation; and legislation, regulation and other actions taken by federal, state, local and foreign governmental entities, including those matters discussed in Note F. of the Notes to Interim Financial Statements.

                            -------------------------

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

      In July 1999, the Company received a Notice of Violation from the EPA Region I Office alleging violations under the Connecticut State Implementation Plan at the Bridgeport, Connecticut terminal (formerly owned by Shell Oil but now a Motiva Enterprises LLC facility). Motiva, the Company and the EPA are engaging in discussions regarding the allegations of the notice. The EPA has informed Motiva that it intends to refer this matter to the U.S. Department of Justice for the filing of a civil action because the penalty amount sought exceeds the guidance policy for the assessment of administrative penalties.


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


Date:  November 12, 1999

                                INDEX TO EXHIBITS


Exhibit
Number        Description
------        -----------

  27          Financial Data Schedule